Form 10QSB
period 1995-03-31
CEDAR GROUP INC
filed 1995-05-15
CIK 854859

                               CEDAR GROUP, INC.
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                  FORM 10-QSB

[ X ] QUARTERLY REPORT UNDER SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

                 For the Quarterly Period Ended March 31, 1995

[   ]            TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF
                 THE SECURITIES EXCHANGE ACT OF 1934

                 For the Transition Period From __________ To __________

                               CEDAR GROUP, INC.
           (Exact name of registrant as specified in its charter)

         DELAWARE                1-10372                      23-2577796
(State of Incorporation) (Commission File No.) (IRS Employer Identification No.)
                            500 Notre Dame Street
                        Lachine, Quebec  CANADA H8S 2B2
                    (Address of principal executive offices)

                     Registrant's Telephone Number:  (514)
634-3550 Indicate by ( X ) whether Registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months and (2) has been subject to such filing requirements for the past 90 days.

                   (1)      Yes   X                  No _____

                   (2)      Yes   X                  No _____
APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY PROCEEDINGS DURING THE PRECEDING FIVE YEARS.

Check whether Registrant filed all documents and reports required to be filed by Section 12, 13 or 15 (d) of the Exchange Act after the distribution of securities under a plan confirmed by a Court.

                            Yes   X                  No _____
APPLICABLE ONLY TO CORPORATE ISSUERS.

As of May 12, 1995, there were 14,524,625 shares of Common Stock, par value $.001 per share, outstanding.

                                     INDEX

                                                                                          PAGE
                                                                                          ----
PART I      FINANCIAL INFORMATION
            Item 1.     Consolidated Balance Sheets at March 31,1995 (Unaudited) and
                        September 30, 1994 (Audited)                                         3
                        Consolidated Statements of Operations for the three months and the six months ended March 31, 1995 and March 31, 1994
                        (Unaudited)                                                          5
                        Consolidated Statement of Cash Flows for the six months ended
                        March 31, 1995 and September 30, 1994 (Unaudited)                    6
                        Notes to Consolidated Financial Statements (Unaudited)               8
            Item 2.     Management's Discussion and Analysis of Financial Condition and
                        Results of Operations                                               10
PART II     OTHER INFORMATION
            Item 1.     Legal Proceedings                                                   12
            Item 2.     Changes in Securities                                               13
            Item 3.     Defaults Upon Senior Securities                                     13
            Item 4.     Submission of Matters to a Vote of Security Holders                 14
            Item 5.     Other Events                                                        14
            Item 6.     Exhibits and Reports on Form 8-K                                    14

                               CEDAR GROUP, INC.

                          CONSOLIDATED BALANCE SHEETS

                     March 31, 1995 and September 30, 1994

                                                                 MARCH 31, 1995   SEPTEMBER 30, 1994
                                                                 --------------   ------------------
                                                                   Unaudited           Audited
                                                                    (in thousands of US dollars)
ASSETS
CURRENT ASSETS
Cash...........................................................        4,499              5,578
Investments....................................................          729              1,039
Accounts receivable, net of allowances of $615 in 1995 and $570
  in 1994......................................................       25,248             21,872
Current portion of assets transferred under contractual
  arrangements.................................................          185                739
Due from an officer............................................                             565
Inventories....................................................        5,578              8,293
Prepaid expenses and other assets..............................        1,254              2,509
                                                                      ------             ------
TOTAL CURRENT ASSETS...........................................       37,493             40,595
                                                                      ------             ------
Property, plant and equipment, net.............................       21,635             24,957
Advances to a shareholder......................................          569                781
Assets of business transferred under contractual arrangements
  (preferred shares)...........................................        3,608              3,792
Pension assets.................................................        2,080              2,053
                                                                      ------             ------
                                                                      65,385             72,184
                                                                      ======             ======
LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES
Accounts payable and accrued expenses..........................       13,318             17,798
Customer advances..............................................        6,432              5,561
                                                                      ------             ------
TOTAL CURRENT LIABILITIES......................................       19,750             23,359
                                                                      ------             ------
Deferred income taxes..........................................        4,812              4,984
Accrued post-retirement benefits other than pensions...........          500                518
Minority Interest..............................................        6,481             15,464
                                                                      ------             ------
STOCKHOLDERS' EQUITY
Common stock (Note 5)..........................................           13                 13
Additional paid-in capital.....................................       35,245             31,927
Retained earnings (Deficit)....................................        1,195             (1,860)
Cumulative translation adjustment..............................         (726)              (342)
                                                                      ------             ------
                                                                      35,727             29,738
                                                                      ------             ------
Subscription receivable........................................       (1,885)            (1,885)
                                                                      ------             ------
TOTAL STOCKHOLDERS' EQUITY.....................................       33,842             27,853
                                                                      ------             ------
                                                                      65,385             72,184
                                                                      ======             ======

                               CEDAR GROUP, INC.

                 UNAUDITED CONSOLIDATED STATEMENT OF OPERATIONS

               Six Months Ended March 31, 1995 and March 31, 1994

                                                  3 MONTHS    3 MONTHS    YEAR-TO-    YEAR-TO-
                                                    ENDED       ENDED       DATE        DATE
                                                  31/03/95    31/03/94    31/03/95    31/03/94
                                                               Note A                  Note a
                                                          (in thousands of US dollars)
Sales...........................................  $  25,703   $  14,793   $  60,090   $  17,804
                                                  ----------  ----------  ----------  ----------
COST OF SALES...................................     22,487      12,604      53,263      14,818
Selling, General and Administrative Expenses....        959       1,162       3,403       1,708
                                                  ----------  ----------  ----------  ----------
                                                     23,446      13,766      56,666      16,526
                                                  ----------  ----------  ----------  ----------
Profit (loss) from operations...................      2,257       1,027       3,424       1,278
Interest Expense, net...........................         (2)       (101)         (2)       (226)
Other Income....................................        644                     916
                                                  ----------  ----------  ----------  ----------
Net income (loss) before Taxes and minority
  interest......................................      2,899         926        4,33       1,052
                                                  ----------  ----------  ----------  ----------
Income Taxes
  Current.......................................       (873)                 (1,373)
  Deferred......................................          1                       1
                                                  ----------  ----------  ----------  ----------
                                                       (872)          0      (1,372)          0
                                                  ----------  ----------  ----------  ----------
Net income (loss) before minority interest......      2,027         926       2,966       1.052
Dividend of preferred shares....................         --        (248)         --        (248)
Minority interest...............................         45        (420)         89        (420)
                                                  ----------  ----------  ----------  ----------
Net Income (loss)...............................      2,072         258       3,055         384
Deficit, beginning of period....................     (1,860)     (2,150)     (1,860)     (2,276)
                                                  ----------  ----------  ----------  ----------
Deficit end of period...........................        212      (1,892)      1,195      (1,892)
                                                  ----------  ----------  ----------  ----------
Income per common share and common share
  equivalent....................................       0.14        0.05        0.22        0.07
                                                  ----------  ----------  ----------  ----------
Weighted average number of common shares and
  common share equivalents outstanding..........  14,464,624  5,721,719   14,109,661  5,406,071
                                                  ==========  ==========  ==========  ==========

Note A: The consolidated statements of operations contained in these financial statements have been adjusted to reflect the Company's acquisition of Dominion Bridge, Inc. effective March 9, 1994 and not as of January 1, 1994 as previously presumed.

                               CEDAR GROUP, INC.

                 UNAUDITED CONSOLIDATED STATEMENT OF CASH FLOWS

                Six months ended March 31, 1995 and September 30, 1994

                                                                 MARCH 31, 1995   SEPTEMBRE 30, 1994
                                                                 --------------   ------------------
                                                                   Unaudited           Audited
                                                                    (in thousands of US dollars)
CASH FLOW FROM OPERATING ACTIVITIES
Net income (loss)..............................................     $  3,055           $  1,040
Adjustment to reconcile net loss to net cash
  provided by (used for) operating activities
  Depreciation and amortization................................        3,322                399
  Deferred income tax..........................................         (172)
  (Increase) decrease in accounts receivable...................       (3,376)           (19,460)
  (Increase) decrease in due from an officer...................          565
  (Increase) decrease in prepaid expenses and other assets.....        1,255               (684)
  (Increase) decrease in inventories...........................        2,714             (8,937)
  (Decrease) increase in accounts payable......................       (4,480)            15,776
  (Decrease) increase in customer advances.....................          871             12,763
                                                                    --------          ---------
Net cash used in operating activities..........................     $  3,754          $     897
                                                                    ========          =========
CASH FLOW FROM INVESTING ACTIVITIES
Investment in marketable securities............................     $    310          $
Cash consideration paid for acquired businesses................          739
Advance to a shareholder.......................................          212
Cash payment for purchase of equipment.........................                         (22,500)
Investment in other assets.....................................          (27)            (1,874)
                                                                    --------          ---------
Net cash provided by (used in) investing activities............     $  1,234          $ (24,374)
                                                                    ========          =========

                               CEDAR GROUP, INC.

                 UNAUDITED CONSOLIDATED STATEMENT OF CASH FLOWS

             Six months ended March 31, 1995 and September 30, 1994

                                                                 MARCH 31, 1995   SEPTEMBRE 30, 1994
                                                                 --------------   ------------------
                                                                   Unaudited           Audited
                                                                    (in thousands of US dollars)
CASH FLOW FROM FINANCING ACTIVITIES
Proceeds from issuance of common stock.........................     $  3,318           $ 26,322
Post-retirement benefit other than pension.....................          (18)
Minority Interest..............................................       (8,983)
Net repayments of line of credit...............................                            (357)
Issue of preferred shares of subsidiary to minority interest...                             554
Payment of other obligations...................................                            (255)
                                                                    ---------          --------
Net cash provided by financing activities......................       (5,683)            26,264
Effect of foreign exchange rate changes on cash................         (384)              (673)
NET INCREASE (DECREASE) IN CASH................................       (1,079)             2,114
CASH AT BEGINNING OF YEAR......................................        5,578              1,135
                                                                    ---------          --------
CASH AT END OF PERIOD..........................................        4,499              3,249
                                                                    ---------          --------
SUPPLEMENTAL CASH FLOW INFORMATION:
Cash paid during the period for:
Interest.......................................................     $      2           $    226
                                                                    =========          ========

                               CEDAR GROUP, INC.
                                AND SUBSIDIARIES

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

1.   BASIS OF PRESENTATION

     The accompanying consolidated financial statements include the consolidated accounts of CEDAR GROUP, INC. and its subsidiaries. All significant intercompany accounts and transactions have been eliminated in the consolidation.

2.   BUSINESS

     The Company is an importer, manufacturer and distributor of industrial, custom and specialty fasteners for sale throughout Canada and the United States and through its DOMINION BRIDGE, INC. subsidiary operates as a manufacturing, engineering and infrastructure Company.

3.   INVENTORIES

     Work-in-process related to construction contracts is stated at accumulated cost less amounts charged to income based on the percentage-of-completion of individual contracts. Raw materials are stated at the lower of cost (first-in, first-out) or net replacement cost. Finished goods comprise steel and steel hardware products held for sale and are stated at the lower of cost (first-in, first-out) or net realizable value.

4.   CONSTRUCTION CONTRACTS

     Income on construction contracts is recognized on the percentage-of-completion basis. Provisions for anticipated losses on uncompleted contracts are made in the period in which such losses are first determined.

5.   CAPITAL STOCK

     Preferred stock: $.001 par value; 5,000,000 shares authorized, none issued. Common Stock: $.001 par value, 20,000,000 shares authorized; as of March 31, 1995: 14,524,625 shares were issued and outstanding and 13,507,918 shares were issued and outstanding as of September 30, 1994.

6.   FOREIGN CURRENCY TRANSLATION

     Gains and losses on foreign currency transactions are recognized currently in the Consolidated Statement of Operations, and are not significant. Gains and losses on translation of the Company's subsidiaries operating outside the United States are reported separately and accumulated in the "Cumulative Foreign Currency Translation Adjustment" in the Consolidated Balance Sheets.

7.   COMMITMENTS AND CONTINGENCIES

     The Company's wholly-owned Canadian subsidiary, Dominion Bridge, Inc., periodically enters into forward exchange contracts to hedge specific anticipated currency inflows. It does not engage in speculation. The foreign exchange contracts do not subject the Company to operating risk due to exchange rate movements because gains and losses on these contracts offset losses and gains on the transactions being hedged. The forward exchange contracts generally have maturities which do not exceed one year and are agreed to at the inception of the contracts. No significant gains or losses are deferred in the consolidated balance sheets.

     The Company leases office and warehouse space under non-cancellable operating leases. The terms of the various leases run between one and five years, the last of which expires in November, 1997. Future minimum lease payments under all non-cancellable leases for the years subsequent to September 30, 1994 consist of the following:

                              1995.......................................    $968,000
                              1996.......................................    $730,000
                              1997.......................................    $343,000

     A number of claims and lawsuits seeking unspecified damages and other relief are pending against the Company. It is impossible at this time for the Company to predict with any certainty the outcome of such litigation. However, management is of the opinion, based upon information presently available, that it is unlikely that any liability, to the extent not provided for through insurance or otherwise, would be material in relation to the Company's consolidated financial position.

                        PART I -- FINANCIAL INFORMATION

ITEM 1 -- FINANCIAL STATEMENTS

     The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles in the United States (US GAAP) for interim financial information and the instructions to Form 10-QSB and Regulation S-B. Accordingly, the statements do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included.

ITEM 2 -- MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

     Consolidated net sales for the three months ended March 31,1995 were $25,703,000. In accordance with technical requirements for consolidation under U.S. GAAP, the Company was obligated to consolidate the results of Dominion Bridge, Inc. from March 9, 1994 and not from January 1, 1994, as the parties presumed. Accordingly, the results as previously stated for the three months ended March 31, 1994 would not provide an appropriate comparison. Net sales for the three month period ended March 31, 1994, without the results of Dominion Bridge, Inc. were $14,793,000.

     Consolidated sales for the three month period ended March 31, 1995 were $25,703,000 versus $14,793,000 in the comparative prior period (excluding the results of Dominion Bridge, Inc. for the period January 1, 1994 to March 9, 1994) resulting in a gross profit of $3,216,000 and $2,189,000, respectively. Gross margin as a percentage of sales was 12.51% in the second quarter ended March 31, 1995. Sales, general and administrative expenses in the three months ended March 31, 1995 were $959,000 compared to $1,162,000 for the comparative period. The decrease is directly attributable to cost controls that have been implemented by the Company, particularly at Dominion Bridge, Inc.

     Sales revenue decreased in the quarter ended March 31, 1995 compared to the quarter ended December 31, 1994. The decrease of revenues is attributable to the sale of the steel service centers operating in Eastern and Western Canada that took place in December, 1994 and to the divestiture of the Company's Canadian commodity fastener distribution businesses that were formerly carried on by Edinov Corporation.

     Minority interests consist of UDIL's remaining balance of Cdn. $9,553,000 of Class "A" Preferred Shares in DB and AHG-FRANCE's 30% ownership of the common stock of Unimetric.

LIQUIDITY AND CAPITAL RESOURCES

     The Company's principal sources of operating capital have traditionally been the private placements of the Company's Common Stock and cash generated operations.

     The Company's cash at the end of March 1995 was $4,499,000.

     The CDN. $10 million line of credit that the Company previously disclosed that it was in the process of putting in place for its Dominion Bridge, Inc. Subsidiary has not as yet been finalized.

     Although the Company anticipates the line of credit will be put in place shortly, there can be no assurance that the proposed line of credit by Dominion Bridge will be able to be obtained.

     As of May 12, 1995 the Company has paid Cdn. $8,299,000, transferred the assets and received all of the common shares of Dominion Bridge, Inc. and Cdn. $8,786,000 face value of the Class "A" Preferred Shares of Dominion Bridge, Inc.

     The Company is currently attempting to structure an agreement with United Dominion Industries Limited pursuant to which United Dominion would be issued up to a maximum of 1,592,167 shares of common stock of the Company along with a cash payment of up to $3 million in exchange for all the remaining Class "A" preferred shares of Dominion Bridge, Inc. The Company may also be required to undertake additional equity offerings to raise funds that may be needed to acquire these securities.

                          PART II -- OTHER INFORMATION

ITEM 1.   LEGAL PROCEEDINGS

     From time to time disagreements with individual employees and disagreements as to the interpretation, effect and nature of individual agreements arise in the ordinary course of business and may result in legal proceeding being commenced against the Company.

     On June 2, 1994, the Company entered into a letter of intent (the "Letter of Intent") with Stelco Inc. ("Stelco") and Stelco Fasteners Ltd. pursuant to which the Company agreed to invest Cdn. $2 million into Stelco Fasteners in exchange for 75% of the issued and outstanding common shares of Stelco Fasteners. In addition, Stelco agreed to convert its indebtedness into series A Preferred Shares of Stelco Fasteners having a value of Cdn. $15,911,000 representing a reduction of approximately Cdn. $5 million of indebtedness. The Series A Preferred Shares were to be convertible into shares of Common Stock of the Company at Cdn. $8.50 per share (later changed to Cdn. $8.00 per share). Stelco further agreed to receive Series B Preferred Shares of Stelco Fasteners in exchange of the operating loan advanced to Stelco Fasteners by Stelco to a maximum of Cdn. $4,659,000. The Series B Preferred Shares were to be redeemed from 25% of the net after tax profits of Stelco Fasteners. The Letter of Intent provided that the Company and Stelco were to negotiate in good faith to complete definitive agreements within a sixty day period. This period was subsequently extended by mutual agreement.

     As Stelco had failed to negotiate a collective bargaining agreement with the Union representing Stelco Fasteners' employees and as Stelco advised Stelco Fasteners' major customers that it could not guarantee their requirements beyond July 31, 1994, on July 4, 1994, Stelco transferred ownership of 75% of the common shares of Stelco Fasteners to the Company and handed over management and control of Stelco Fasteners to the Company's principals. In this connection, the Company Chairman, Michel L. Marengere, and its President, Nicolas Matossian, were elected as two of three directors on Stelco Fasteners' Board of Directors. In addition, Mr. Marengere and Mr. Matossian were appointed as Stelco
     Fastener's senior officers.

     The certificate representing 75% of the common shares of Stelco Fasteners, the Cdn. $2 million cheque by the Company payable to Stelco Fasteners and other documents were placed in trust with a law firm pending completion of the Company's due diligence and its assessment of Stelco Fasteners as a viable enterprise.

     In July, 1994, the Company was successful in negotiating a collective bargaining agreement with the union representing Stelco Fasteners' approximately 350 employees. By September 30, 1994 the Company also had an opportunity to assess the loss of business in June, 1994 and in receiving confirmation that Stelco Fasteners' major customers would continue doing business with Stelco Fasteners.

     In the period of September 30, 1994 to December 14, 1994, the Company negotiated in good faith with Stelco to complete its due diligence and to finalize definitive agreements and in the interim successfully operated Stelco Fasteners and its business.

     On December 15, 1994, Stelco purported to deem the transaction to be abandoned and proceeded to remove all documents from trust and to assert management control of Stelco Fasteners.

     On December 17, 1994 the Company obtained a temporary court order requiring both Stelco and the Company to remove themselves from operating control of Stelco Fasteners pending the determination of a motion for an interim and interlocutory injunction which would prohibit Stelco from, among other things, exercising any powers as owner and controlling shareholder of Stelco Fasteners, pending trial. On January 5, 1995 the motion was not granted, however, in his oral reasons, Mr. Justice Kent indicated that based on the evidence before him, it appeared that there were substantial issues to be tried.

     The Company also commenced an action against Stelco Inc. on December 20, 1994 to obtain a declaration that it is the rightful owner or 75% of the Common Shares of Stelco Fasteners Ltd. and for damages and is presently pursuing this action. The Company is not presently in any position to predict the outcome of this litigation. Reference is made to the Company's Form 10-KSB Annual Report under section 13 of the Securities Exchange Act of 1934 for the fiscal year ended September 30, 1994.

ITEM 2.   CHANGES IN SECURITIES

     None

ITEM 3.   DEFAULTS UPON SENIOR SECURITIES

     None.

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     The Company held its Annual General Meeting of stockholders on March 29, 1995. At the meeting, a majority of shareholders voted for the following matters:

     i) the election of The Honourable Marc Lalonde and Micheline Prud'homme as directors until the 1998 Annual General Meeting;

     ii) the appointment of Ernst & Young, Chartered Accountants, as auditors of the Company for the ensuring year at a fee to be fixed by the directors of the Company;

     iii) the ratification of the Company's 1995 Stock Option Plan (the "Plan") and the issuance of up to 1,500,000 shares of Common Stock pursuant to this plan. In addition, shareholders ratified the grant to certain of the Company's executive officers, officers and employees of options to purchase up to an aggregate 1,335,000 shares of Common Stock under the Plan at an exercise price of $4.125 per share. The ratification of the issuance of options to purchase 1,335,000 shares of Common Stock is subject to approval or re-assessment by an independent Compensation Committee of the Board of Directors, and

     There were 4,161,805 shares of Common Stock represented in person at the meeting and 6,275,241 represented by proxy for a total of 10,437,046 shares. All of the shares represented at the meeting voted in favour of the resolution to ratify the Plan and the issuance of 1,335,000 shares of Common Stock under the Plan except for 382,060 shares which were represented by proxy at the meeting.

ITEM 5.   OTHER EVENTS

     Not applicable.

ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K

     (a) Exhibits

     None

     (b) Reports on Form 8-K

     None

                                   SIGNATURES

     PURSUANT TO THE REQUIREMENTS OF THE SECURITIES EXCHANGE ACT. OF 1934, THE REGISTRANT HAS DULY CAUSED THIS REPORT TO BE SIGNED ON BEHALF OF THE UNDERSIGNED THEREUNTO DULY AUTHORIZED.

                                            CEDAR GROUP, INC
DATE : MAY 12, 1995
                                            By: /s/ Michel L. Marengere
                                                ----------------------------------------
                                                Michel L. Marengere
                                                Chairman and CEO
                                                (Chief Executive Officer)

                                            By: /s/ Robert Chartier
                                                ----------------------------------------
                                                Robert Chartier
                                                Principal Accounting Officer