Form 10QSB
period 1995-06-30
CEDAR GROUP INC
filed 1995-08-14
CIK 854859

                               CEDAR GROUP, INC.
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                  FORM 10-QSB

[ X ] QUARTERLY REPORT UNDER SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

                 For the Quarterly Period Ended June 30, 1995

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

                            Yes   X                  No _____

APPLICABLE ONLY TO CORPORATE ISSUERS.

As of August 11, 1995, there were 14,534,625 shares of Common Stock, par value $.001 per share, outstanding.

                                     INDEX

                                                                                          PAGE
                                                                                          ----
PART I      FINANCIAL INFORMATION

            Item 1.     Consolidated Balance Sheets at June 30, 1995 and June 30,
                        1994 (Unaudited)                                                     3
                        Consolidated Statements of Operations for the three months and the nine months ended June 30, 1995 and June 30, 1994
                        (Unaudited)                                                          4
                        Consolidated Statement of Cash Flows for the nine months ended
                        June 30, 1995 and June 30, 1994 (Unaudited)                          5
                        Notes to Consolidated Financial Statements (Unaudited)               7

            Item 2.     Management's Discussion and Analysis of Financial Condition and
                        Results of Operations                                                9

PART II     OTHER INFORMATION

            Item 1.     Legal Proceedings                                                   11
            Item 2.     Changes in Securities                                               12
            Item 3.     Defaults Upon Senior Securities                                     12
            Item 4.     Submission of Matters to a Vote of Security Holders                 12
            Item 5.     Other Events                                                        12
            Item 6.     Exhibits and Reports on Form 8-K                                    12

                               CEDAR GROUP, INC.

                     UNAUDITED CONSOLIDATED BALANCE SHEETS

                             June 30, 1995 and 1994

                                                                     JUNE 30, 1995     JUNE 30, 1994
                                                                     -------------     -------------
                                                                                Unaudited
                                                                     (in thousands of U.S. dollars)
ASSETS
CURRENT ASSETS
Cash.............................................................         9,071               215
Investments......................................................           692             1,192
Accounts receivable..............................................        44,127            23,542
Current portion of assets transferred under contractual
  arrangements...................................................           185                --
Inventories......................................................        32,562             9,947
Prepaid expenses and other assets................................         2,388             1,235
Cash surrender value of life insurance...........................           894                --
                                                                       --------          --------
TOTAL CURRENT ASSETS.............................................        89,919            36,131
                                                                       --------          --------
Property, plant and equipment, net...............................        21,250            26,090
Advances to a shareholder........................................           327                --
Assets of business transferred under contractual arrangements
  (preferred shares).............................................         3,608                --
Other assets.....................................................            --             2,237
Pension assets...................................................         2,084             1,244
Goodwill net.....................................................            --               186
                                                                       --------          --------
TOTAL ASSETS.....................................................       117,188            65,888
                                                                       ========          ========
LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES
Bank Indebtedness................................................         7,613             2,216
Accounts payable and accrued expenses............................        21,713            15,384
Customer Advances................................................         5,409             9,779
Deferred revenue.................................................        31,469                --
Current portion of long term debt................................            --               153
                                                                       --------          --------
TOTAL CURRENT LIABILITIES........................................        66,204            27,532
                                                                       --------          --------
Long Term debt...................................................            --               183
Advance from unincorporated joint venture........................           816                --
Deferred income taxes............................................         5,289             4,532
Accrued post-retirement benefits other than pensions.............           508               517
Minority Interest................................................         8,552            16,244
                                                                       --------          --------
                                                                         81,369            49,008
                                                                       --------          --------
STOCKHOLDERS' EQUITY
Common stock (Note 6)............................................            13                10
Additional paid-in capital.......................................        35,050            18,757
Retained earnings................................................         3,089                96
Cumulative translation adjustment................................          (448)              (91)
                                                                       --------          --------
                                                                         37,704            18,772
Subscription Receivable..........................................        (1,885)           (1,892)
                                                                       --------          --------
TOTAL STOCKHOLDERS' EQUITY.......................................        35,819            16,880
                                                                       --------          --------
TOTAL LIABILITIES AND EQUITY.....................................       117,188            65,888
                                                                       ========          ========

                               CEDAR GROUP, INC.

                 UNAUDITED CONSOLIDATED STATEMENT OF OPERATIONS

                    Nine Months Ended June 30, 1995 and 1994

                                         3 MONTHS       3 MONTHS       YEAR-TO-       YEAR-TO-
                                           ENDED          ENDED          DATE           DATE
                                         30/06/95       30/06/94       30/06/95       30/06/94
                                                                                       Note A
                                           (in thousands of U.S. dollars, except share data)
SALES...............................     $  40,236      $  25,907      $ 100,326      $  43,711
                                         ----------     ---------      ----------     ---------
Cost of Sales.......................        32,657         23,034         85,920         37,852
Selling, General and Administrative
  Expenses..........................         6,690          2,690         10,093          4,398
                                         ----------     ---------      ----------     ---------
                                            39,347         25,724         96,013         42,250
                                         ----------     ---------      ----------     ---------
Profit from Operations..............           889            183          4,313          1,461
Profit from Operations of Joint
  Venture...........................           817             --            817             --
Interest income (expense), net......           147           (189)           145           (415)
Other Income........................           824            801          1,740            678
                                         ----------     ---------      ----------     ---------
Net income before taxes and minority
  interest..........................         2,677            795          7,015          1,724
                                         ----------     ---------      ----------     ---------
Income Taxes
  Current...........................          (356)            --         (1,729)            --
  Deferred..........................            --             --              1             --
                                         ----------     ---------      ----------     ---------
                                              (356)            --         (1,728)            --
                                         ----------     ---------      ----------     ---------
Net income before minority
  interest..........................         2,321            795          5,287          1,724
Dividend of preferred shares........           (70)            --            (70)          (248)
Minority interest...................          (248)          (122)          (159)          (420)
                                         ----------     ---------      ----------     ---------
Net Income..........................         2,003            673          5,058          1,056
Retained earnings beginning of
  period............................         1,195           (577)        (1,860)          (960)
Adjustment cash surrender value.....          (109)            --           (109)            --
                                         ----------     ---------      ----------     ---------
Retained earnings end of period.....         3,089             96          3,089             96
                                         ----------     ---------      ----------     ---------
Income per common share and common
  share equivalent..................          0.14           0.08           0.36           0.17
                                         ----------     ---------      ----------     ---------
Weighted average number of common
  shares and common share
  equivalents outstanding...........     14,528,691     8,234,245      14,245,678     6,344,551
                                         ==========     =========      ==========     =========

Note A: The consolidated statements of operations contained in these financial statements have been adjusted to reflect the Company's acquisition of Dominion Bridge, Inc. effective March 9, 1994, and the acquisition of Steen Contractors Limited, effective April 1, 1995.

                               CEDAR GROUP, INC.

                 UNAUDITED CONSOLIDATED STATEMENT OF CASH FLOWS

                    Nine months ended June 30, 1995 and 1994

                                                                     JUNE 30, 1995     JUNE 30, 1994
                                                                     -------------     -------------
                                                                                Unaudited
                                                                     (in thousands of U.S. dollars)
CASH FLOW FROM OPERATING ACTIVITIES
Net income.......................................................       $ 5,058          $   1,056
Adjustment to reconcile net income to net cash
  provided by (used for) operating activities
  Depreciation and amortization..................................         3,657                399
  Gain on sale of assets.........................................          (879)                 -
  Deferred income tax............................................           305                 --
  (Increase) decrease in accounts receivable.....................        (5,930)           (19,460)
  (Increase) decrease in prepaid expenses and other assets.......           289               (700)
  (Increase) decrease in cash surrender value....................           797                 --
  (Increase) decrease in inventories.............................         6,414             (8,937)
  (Decrease) increase in accounts payable........................        (4,310)            15,776
  (Decrease) increase in deferred revenue........................        (3,377)                --
  (Decrease) increase in customer advances.......................          (152)            12,763
                                                                       --------          ---------
Net cash used in operating activities............................       $ 1,872          $     897
                                                                       --------          ---------
CASH FLOW FROM INVESTING ACTIVITIES
Cash consideration paid for acquired businesses..................       $(4,575)                --
Advance to a shareholder.........................................           238                 --
Cash payment for purchase of equipment...........................          (985)           (22,500)
Investment in other assets.......................................            --             (1,874)
Proceeds from sale of assets.....................................         3,442                 --
                                                                       --------          ---------
Net cash provided by (used in) investing activities..............       $(1,880)         $ (24,374)
                                                                       --------          ---------

                               CEDAR GROUP, INC.

                 UNAUDITED CONSOLIDATED STATEMENT OF CASH FLOWS

                    Nine months ended June 30, 1995 and 1994

                                                                     JUNE 30, 1995     JUNE 30, 1994
                                                                     -------------     -------------
                                                                                Unaudited
                                                                     (in thousands of U.S. dollars)
CASH FLOW FROM FINANCING ACTIVITIES
Proceeds from issuance of stock..................................       $ 3,318           $11,418
Minority Interest................................................        (6,912)           15,584
Net borrowings (repayments) of line of credit....................         7,613              (357)
Payment of other obligations.....................................           (31)             (381)
                                                                       --------          --------
Net cash provided by financing activities........................         3,988            26,264
                                                                       --------          --------
Effect of foreign exchange rate changes on cash..................          (487)             (673)
Net increase (decrease) in cash..................................         3,493             2,114
Cash at beginning of period......................................         5,578             1,135
                                                                       --------          --------
Cash at end of period............................................         9,071             3,249
                                                                       ========          ========
Supplemental cash flow information:
Cash paid (received) during the period for:
  Interest.......................................................       $  (145)          $   226
                                                                       ========          ========

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

2.   BUSINESS ACQUISITION

     On July 31, 1995 (but effective April 1, 1995) Cedar Group, Inc. (the "Company") acquired 75% of the outstanding common shares of Steen Contractors Limited ("Steen") for a purchase price of Cdn$6,300,000 (US$4,575,000). Steen is an engineering company specializing in mechanical, heating, ventilation, and air conditioning contracts for industrial, commercial, manufacturing and processing plants. The Company is required to purchase the remaining common shares of Steen in two instalments. The first instalment amounting to 15% of Steen's outstanding shares are to be acquired on May 1, 1996 at a price equal to the net book value per share of Steen on December 31, 1995. The final instalment, amounting to the remaining 10% of Steen's outstanding shares are to be purchased on May 1, 1997 at a price equal to the net book value per share of Steen on December 31, 1996.

     The acquisition has been accounted for under the purchase method of accounting and has been given effect from April 1, 1995, the date upon which the Company's management assumed operational control of Steen. Accordingly, the results of operations for the nine months ended June 30, 1995 include the operations of Steen for the period April 1, 1995 to June 30, 1995.

3.   BUSINESS

     The Company is an importer, manufacturer and distributor of industrial, custom and specialty Fasteners for sale throughout Canada and the United States and through its Dominion Bridge, Inc. and Steen Contractors Limited subsidiary operates as a manufacturing, engineering prime mechanical heating, ventilation air conditioning and infrastructure Company.

4.   INVENTORIES

     Work-in-process related to construction contracts is stated at accumulated cost less amounts charged to income based on the percentage-of-completion of individual contracts. Raw materials are stated at the lower of cost (first-in, first-out) or net replacement cost. Finished goods comprise steel and steel hardware products held for sale and are stated at the lower (first-in, first-out) or net realizable value.

5.   CONSTRUCTION CONTRACTS

     Income on construction contracts is recognized on the percentage-of-completion basis with the exception of one subsidiary that follows the completed contracts only. Provisions for anticipated losses on uncompleted contracts are made in the period in which such losses are first determined.

6.   CAPITAL STOCK

     Preferred stock: $.001 par value; 5,000,000 shares authorized, none issued. Common Stock: $.001 par value, 20,000,000 shares authorized; as of June 30, 1995: 14,524,625 shares were issued and outstanding and 9,555,744 shares were issued and outstanding as of June 30, 1994.

7.   FOREIGN CURRENCY TRANSLATION

     Gains and losses on foreign currency transactions are recognized currently in the Consolidated Statement of Operations, and are not significant. Gains and losses on translation of the Company's subsidiaries operating outside the United States are reported separately and accumulated in the "Cumulative Foreign Currency Translation Adjustment" in the Consolidated Balance Sheets.

8.   COMMITMENTS AND CONTINGENCIES

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

     The Company leases office and warehouse space under non-cancellable operating leases. The terms of the various leases run between one and five years, the last of which expires in November, 1997. Future minimum lease payments under all non-cancellable leases for the years subsequent to September 30, 1994 consist of the following:

                        1995............................    $968,000
                        1996............................    $730,000
                        1997............................    $343,000

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

ITEM 2 -- MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

ACQUISITION OF STEEN CONTRACTORS LIMITED

     On July 31, 1995 (but effective April 1, 1995) Cedar Group, Inc. (the "Company") acquired 75% of the outstanding common shares of Steen Contractors Limited ("Steen") for a purchase price of Cdn$6,300,000 (US$4,575,000). Steen is an engineering company specializing in mechanical, heating, ventilation, and air conditioning contracts for industrial, commercial, manufacturing and processing plants. The Company is required to purchase the remaining common shares of Steen in two instalments. The first instalment amounting to 15% of Steen's outstanding shares are to be acquired on May 1, 1996 at a price equal to the net book value per share of Steen on December 31, 1995. The final instalment, amounting to the remaining 10% of Steen's outstanding shares are to be purchased on May 1, 1997 at a price equal to the net book value per share of Steen on December 31, 1996.

     The acquisition has been accounted for under the purchase method of accounting and has been given effect from April 1, 1995, the date upon which the Company's management assumed operational control of Steen. Accordingly, the results of operations for the nine months ended June 30, 1995 include the operations of Steen for the period April 1, 1995 to June 30, 1995.

     In order to complete the acquisition, the Company obtained a bridge loan of US$5,000,000, which has been secured by a pledge of the securities owned by the Company it its two principal operating subsidiaries, namely, Dominion Bridge, Inc. and Steen and is further secured by a guarantee and a pledge of assets by Dominion Bridge, Inc. The bridge loan is to be repaid on or before October 31, 1995. The Company is also currently negotiating with the lender of the bridge loan for a revolving credit facility in order to refinance the bridge loan and to provide additional working capital to the Company.

RESULTS OF OPERATIONS

     Consolidated sales for the nine months ended June 30, 1995 were $100,326,000 as compared to $43,711,000 for the corresponding period in 1994.

     During the quarter ended June 30, 1995, the Company earned $0.14 per share on net income of $2,003,000. This compares to $0.08 on net income of $673,000 for the same period in the previous year. Total sales for the third quarter only, increased to $40,236,000 from $25,907,000 for the same period in the previous year.

     Net income for the nine months ended June 30, 1995 was $5,058,000 compared to $1,056,000 for the same period in the previous year. This has resulted in net income of $0.36 per share for the nine month period ended June 30, 1995 versus $0.17 per share for the same period in the previous year.

     Minority interests consisted of the remaining balance of Cdn$9,552,000 (US$6,936,000) of Class A Preferred Shares of Dominion Bridge, Inc., a 30% ownership by an unrelated shareholder of the common stock of Unimetric Corporation, and the remaining 25% of the common shares of Steen.

     The Company anticipates reaching a definitive agreement to acquire the remaining Cdn$9,552,000 (US$6,936,000) Class A Preferred Shares of Dominion Bridge, Inc. not held by the Company during the last quarter of fiscal 1995.

LIQUIDITY AND CAPITAL RESOURCES

     The Company's principal sources of operating capital have traditionally been the private placement of its shares of Common Stock and cash generated from operations. No private placements were undertaken during the quarter. As indicated above, the Company received a US$5,000,000 bridge loan in order to acquire 75% of the shares of Steen.

     The Company's consolidated cash position at June 30, 1995 was $9,071,000.

                          PART II -- OTHER INFORMATION

ITEM 1.   LEGAL PROCEEDINGS

     From time to time disagreements with individual employees and disagreements as to the interpretation, effect and nature of individual agreements arise in the ordinary course of business and may result in legal proceeding being commenced against the Company.

     On June 2, 1994, the Company entered into a letter of intent (the "Letter of Intent") with Stelco Inc. ("Stelco") and Stelco Fasteners Ltd. pursuant to which the Company agreed to invest Cdn. $2 million into Stelco Fasteners in exchange for 75% of the issued and outstanding common shares of Stelco Fasteners. In addition, Stelco agreed to convert its indebtedness into series A Preferred Shares of Stelco Fasteners having a value of Cdn. $15,911,000 representing a reduction of approximately Cdn. $5 million of indebtedness. The Series A Preferred Shares were to be convertible into shares of Common Stock of the Company at Cdn. $8.50 per share (later changed to Cdn. $8.00 per share). Stelco further agreed to receive Series B Preferred Shares of Stelco Fasteners in exchange of the operating loan advanced to Stelco Fasteners by Stelco to a maximum of Cdn. $4,659,000. The Series B Preferred Shares were to be redeemed from 25% of the net after tax profits of Stelco Fasteners. The Letter of Intent provided that the Company and Stelco were to negotiate in good faith to complete definitive agreement within a sixty day period. This period was subsequently extended by mutual agreement.

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

     It is the Company's understanding that the trial for this matter is scheduled to take place in November/December 1995.

ITEM 2.   CHANGES IN SECURITIES

     None

ITEM 3.   DEFAULTS UPON SENIOR SECURITIES

     None.

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     None.

ITEM 5.   OTHER EVENTS

     Not applicable.

ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K

     (a) Exhibits

     None

     (b) Reports on Form 8-K

     None

                                   SIGNATURES

     PURSUANT TO THE REQUIREMENTS OF THE SECURITIES EXCHANGE ACT OF 1934, THE REGISTRANT HAS DULY CAUSED THIS REPORT TO BE SIGNED ON BEHALF OF THE UNDERSIGNED THEREUNTO DULY AUTHORIZED.

                                            CEDAR GROUP, INC
DATE : AUGUST 11, 1995
                                            By: /s/ Michel L. Marengere
                                            --------------------------------------------
                                                Michel L. Marengere
                                                Chairman and Chief Executive Officer

                                            By: /s/ Robert Chartier
                                            --------------------------------------------
                                                Robert Chartier
                                                Principal Accounting Officer