Form 10KSB
period 1995-09-30
CEDAR GROUP INC
filed 1995-12-29
CIK 854859

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                  FORM 10-KSB

             /X/ Annual Report Under Section 13 or 15(d) of the
                        Securities Exchange Act of 1934
                  for the fiscal year ended September 30, 1995

             / / Transition Report Under Section 13 or 15(d) of
                      the Securities Exchange Act of 1934
            For the transition period from ________________ __, ____
                        to ___________________ __, ____

                        Commission File Number: 1-10372

                               CEDAR GROUP, INC.
                 ----------------------------------------------
                 (Name of small business issuer in its charter)

   Delaware                                             23-2577796
---------------                                         ----------
(State or other                            (I.R.S. Employer Identification No.)
jurisdiction of
incorporation
or organization)

500 Rue Notre Dame
Lachine, Quebec CANADA                                             H8S 2B2
----------------------
(Address of Principal Executive Offices)                           (Zip Code)

Issuer's telephone number: (514) 634-3550

Securities registered pursuant to Section 12(b) of the Act:

                                      None

Securities registered under Section 12(g) of the Exchange Act:

                         Common Stock, par value $.001

         Check whether the issuer (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                 (1) Yes  X   No          (2) Yes  X   No
                        -----   -----            -----    -----

         Check if there is no disclosure of delinquent filers in response to
Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. / /

         Issuer's revenues for its most recent fiscal year:  $155,750,000.

         The aggregate market value of the voting stock held by non-affiliates of the Registrant, as of December 20, 1995, was approximately $89,400,000, based upon the closing price on such date on the NASDAQ National Market System of $6.50. The information provided shall in no way be construed as an admission that any person whose holdings are excluded from the figure is an affiliate or that any person whose holdings are included is not an affiliate and any such admission is hereby disclaimed. The information provided is included solely for record keeping purposes of the Securities and Exchange Commission.

                   ISSUERS INVOLVED IN BANKRUPTCY PROCEEDINGS
                           DURING THE PAST FIVE YEARS

         Check whether the issuer has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court.

                 Yes   X                          No
                    -------                         -------

                    APPLICABLE ONLY TO CORPORATE REGISTRANTS

         The number of shares outstanding of the issuer's sole class of common stock as of December 20, 1995 was 15,343,681 shares.

         All dollar amounts included in this Report are shown in U.S. dollars, unless otherwise indicated.

                                     PART I

ITEM 1.  DESCRIPTION OF BUSINESS.

GENERAL

         Cedar Group, Inc. (the "Company"), through its operating subsidiaries, participates in two principal market segments: infrastructure engineering and manufacturing services, and industrial specialty fasteners, respectively.

         Dominion Bridge Inc. ("Dominion Bridge") and Steen Contractors Ltd. ("Steen") are the Company's principal operating subsidiaries and are involved in the infrastructure engineering segment, which accounted for approximately 97% of the Company's consolidated revenue during the fiscal year ended September 30, 1995 ("Fiscal 1995"). Dominion Bridge was acquired from United Dominion Industries Limited ("UDIL") in April 1994, though pursuant to the acquisition agreement the transaction was effective from an accounting point of view from March 9, 1994. Steen was acquired in July 1995 pursuant to a Share Purchase Agreement whereby the Company acquired 75% of the outstanding common stock of Steen with the remaining 25% to be purchased in two installments over the next two years. The acquisition of Steen was given effect from an accounting point of view from April 1, 1995.

         The Company has three operating subsidiaries in the industrial fastener segment located in the United States, namely, Unimetric Corporation ("Unimetric"), a 70% owned subsidiary involved in the manufacturing of specialty fasteners for the industrial and aerospace markets, and Banyan Fastener Corp. and M.S.W. International, Inc. (collectively, the "Fastener Importers"), both of which are importers and distributors of standard industrial fasteners.

         During the calendar year 1994, the Company disposed of its Canadian commodity fastener distribution operations, consisting of Edinov Corporation ("Edinov"), George Hegedus Enterprises Ltd., Specialty Fasteners Ltd. and Atto-Renaud Industries Inc. The disposition of the Canadian commodity fasteners distribution operations were completed on December 22, 1994, with effect as at July 1, 1994.

         FISCAL 1994 ACQUISITIONS. During the fiscal year ended September 30, 1994 ("Fiscal 1994"), the Company acquired initially an 85% equity interest in Dominion Bridge (later increased to 100%) and a 70% equity interest in Unimetric.

                 DOMINION BRIDGE. On April 8, 1994, the Company completed the acquisition of majority ownership of Dominion Bridge, which previously operated as a division of UDIL. The acquisition became effective March 9, 1994, from an accounting point of view. Pursuant to the agreement with UDIL, UDIL transferred substantially all of the assets, liabilities and the business of its Dominion Bridge division into Dominion Bridge in exchange for all of the common shares and Cdn. $18,338,000 of Dominion Bridge's Class A Preferred Shares. Immediately after such transfer, UDIL sold the Company 85% of the common shares of Dominion Bridge in consideration for an aggregate price of Cdn. $5,000,000.

         Simultaneously with the purchase of the Dominion Bridge common shares, the Company contributed Cdn $2,000,000 in cash to Dominion Bridge in exchange for Class B Preferred Shares of Dominion Bridge.

         Both the Class A Preferred Shares and the Class B Preferred Shares pay dividends at the rate of 7.5% per annum, payable quarterly. Class B Preferred Shares held by the Company are redeemable only after UDIL no longer owns any Class A Preferred Shares or common shares of Dominion Bridge.

         The Class A Preferred Shares held by UDIL, as initially structured, paid dividends at the rate of 7.5% per annum, payable quarterly, and were convertible into the Company's Common Stock at a rate of Cdn. $6.00 per share. The Company has a call option after two years to purchase (or to cause Dominion Bridge to redeem) the Class A Preferred Shares at the rate of Cdn. $2,000,000 per year. UDIL also has a put option whereby after two years UDIL shall have the right to put the Class A Preferred Shares to Dominion Bridge at the rate of Cdn. $2,000,000 per year. The Company also has the right on any day that the market value of the Company's Common Stock equals or exceeds Cdn. $8.00 to exchange all or any part of the Class A Preferred Shares held by UDIL for shares of the Company's Common Stock at a specified exchange rate. The minimum conversion value must equal the initial face value of the Class A Preferred Shares plus a 15% premium. In the event that the Company issues shares of Common Stock in a public offering, the cash proceeds are required to be utilized in the first instance to pay off one-third of UDIL's remaining Class A Preferred Shares.

         On October 21, 1994, the Company agreed to acquire from UDIL the Dominion Bridge common and Class A Preferred Shares for cash payments of Cdn. $18 million (U.S. $13 million), the transfer of certain assets having a book value of Cdn. $1,368,000, and the waiver of the preferred dividend requirement for the Company's fourth quarter. As of the date of this Report, the Company has paid Cdn $8,299,000 (U.S. $6,224,000), transferred the assets and received all of the common shares of Dominion Bridge held by UDIL and Cdn. $8,785,000 (U.S. $6,558,000) face value of the Class A Preferred Shares. The remaining balance of the Class A Preferred Shares of Dominion

Bridge held by UDIL may have been purchased by the Company at their face value plus a 15% premium at any time to March 31, 1995.

         On December 18, 1995 the Company accepted the offer of UDIL to acquire all remaining preferred shares of DB and the waiver of certain claims and dividends for aggregate consideration of Cdn. $11,000,000 [U.S. $8,200,000] consisting of a cash payment of Cdn. $4,500,000 and the issue of up to 1,158,334 common shares of the Company to realize Cdn. $6,500,000. The book value of these minority interests at September 30, 1995 was $7,166,000. The excess of the final settlement of $8,200,000 over the book value of $7,166,000 has been charged as a capital transaction in the statement of stockholder's equity at September 30, 1995 and an increase in minority interest in the amount of $1,304,000. In this regard, the Company has deposited $4.5 million in trust with its solicitors.

         In consideration of the Company acquiring all of the Class A Preferred Shares of Dominion Bridge held by UDIL, UDIL has agreed to discharge the registered security interests that it has over the assets and undertaking of Dominion Bridge for any indebtedness that may be due to UDIL by Dominion Bridge including payments made by UDIL for bonding, letters of credit and other guarantees that UDIL may be a party to. UDIL has also agreed to forgive Cdn. $961,000 that it claims for interest payments owing under the October 21, 1994 understanding, a further $863,000 of claims allegedly owing by Dominion Bridge to UDIL and all dividends accruing on the Class A Preferred Shares of Dominion Bridge.

         During Fiscal 1995, in order to raise funds for the purchase of the securities of Dominion Bridge held by UDIL, certain third-party investors acquired certain of the Class A Preferred Shares of Dominion Bridge and were converted into 643,200 shares of Common Stock of the Company at a conversion price of Cdn. $6.00 per share. Of these shares, 450,000 shares of Common Stock were acquired by Group Fidutech International, Inc. ("GFI") upon conversion of Cdn. $2,700,000 worth of Class A Preferred Shares of Dominion Bridge. SEE "ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS."

                 UNIMETRIC CORPORATION. On April 26, 1994, the Company acquired 70% of the issued common stock of Unimetric from Ateliers de la Haute Garonne ("AHG"), effective January 1, 1994. Unimetric is a manufacturer of specialty fasteners for the aerospace and industrial markets.

         The purchase price for the Company's equity interest in Unimetric was $1,050,000, consisting of a cash payment of $600,000, the issuance of 88,968 shares of Common Stock of the Company and $200,000 for shares of Unimetric 4% non-cumulative, non-voting preferred shares. In addition, $949,871 of indebtedness of Unimetric to AHG was converted into Unimetric 4% non-cumulative, non- voting preferred shares, which were later exchanged for 338,033 shares of Common Stock of the Company. In addition, 71,174 shares of Common Stock were issued on conversion of $200,000 of the remaining preferred shares of Unimetric.

         FISCAL 1995 ACQUISITION. On July 31, 1995, with effect given from
April 1, 1995, the Company acquired 75% of the outstanding common shares of Steen Contractors Limited ("Steen") for a cash purchase price of Cdn $6.3 million. Steen is an international engineering company, specializing in prime mechanical, heating, ventilation, and air conditioning contracts for industrial, commercial, manufacturing and processing plants. The Company will purchase the remaining common shares of Steen in two installments. The first installment, amounting to 15% of Steen's outstanding common shares, will be purchased on May 1, 1996 based upon the net tangible book value per share of Steen at December 31, 1995. The final installment, amounting to 10% of Steen's outstanding common shares, will be purchased on May 1, 1997 based upon the net tangible book value per share of Steen at December 31, 1996.

         The acquisition of Steen was accounted for under the purchase method of accounting and has been given effect from April 1, 1995, the date under which the Company assumed operational control of Steen.

         The payment for the purchase price of the common shares of Steen was obtained by the Company pursuant to a Term Loan Agreement with BT Commercial Corporation pursuant to which the Company borrowed U.S. $5 million (the "Bridge Loan"). The Bridge Loan was repaid on October 31, 1995.

         DIVESTITURE OF CANADIAN FASTENER BUSINESSES AND STEEL SERVICE CENTER. Pursuant to an agreement dated as of July 1, 1994, the Company divested its Canadian commodity fastener distribution businesses that were formerly carried on by Edinov and its subsidiaries. The divestiture was completed on December 22, 1994 and the Company sold all of the shares that it held in Edinov and all of the shares of George Hegedus Enterprises Ltd., Atto-Renaud Industries Inc. and Specialty Fasteners Ltd. which are owned directly or indirectly by Edinov. In consideration for the sale of these securities, the Company received an aggregate Cdn $1,000,000 in cash and Cdn $5,135,000 in preferred shares of 3091473 Canada Inc., the company that acquired Edinov. The preferred shares of

3091473 Canada Inc. bear a cumulative dividend equal to the bank prime rate at the beginning of each fiscal year and are secured by a pledge of all of that company's assets. The preferred shares issued to the Company by the acquiror of its fastener distribution businesses are redeemable at varying amounts annually through to the year 2009, commencing at Cdn $250,000 in 1995 and 1996 and Cdn $350,000 each year thereafter.

         In December 1994, Dominion Bridge also sold its steel service center division that was operated in the Province of Nova Scotia for gross proceeds of Cdn $925,000.

DESCRIPTION OF CONSTRUCTION PRODUCTS AND SERVICES SEGMENT

         GENERAL DESCRIPTION OF BUSINESS. Dominion Bridge is a multi-trade general industrial and infrastructure contractor in Canada with its headquarters in Lachine, Quebec and facilities throughout Canada. Its capabilities include project and construction management, infrastructure engineering and turnkey projects. Dominion Bridge participates in both new construction and repair/maintenance of industrial and energy plants, large commercial or industrial structures, and heavy engineered products, such as bridges and sports stadiums. Dominion Bridge has been constructing major projects since 1882. It has designed and constructed bridges, the steel frames for power plants, steel mills, sports stadiums, high rise office towers, and process plants. Many of Dominion Bridge's projects are Canadian landmarks.

         Dominion Bridge's services include steel erection, heavy rigging, mechanical and electrical installation, pipefitting, mill-wrighting, and construction management. Dominion Bridge also manufactures heavy engineered products such as bridges, pressure vessels, container cranes, conveyor systems, and hydraulic gates.

         Dominion Bridge's facilities are equipped to pre-blast all structural shapes and plate sizes, to saw, shear, punch, drill, and flame cut all structural shapes and all sizes of plate material.

         Dominion Bridge's plate shops include rolls for cold plate up to 4 inches thick and hot plate up to 6 inches thick and hydraulic presses of up to 400 tons. The machine shops are equipped with medium and heavy lathes, milling machines, boring machines and planing machines. The assembly shops are equipped to pre-heat, post-heat and perform several types of welding, including manual and semi-automatic, with state of the art welding equipment. Dominion Bridge's equipment also includes several cranes with capacity up to 165 tons, hoisting and rigging equipment with capacity up to 150 tons, boom trucks, compressors, welding equipment and barges.

         Dominion Bridge's facilities are equipped to receive and ship material via road and railroad and the Lachine facilities are accessible via the Lachine Canal to the St. Lawrence Seaway for shipments by barge.

         Dominion Bridge maintains a Quality Verification Program which is certified to meet applicable quality standards.

         In addition to Dominion Bridge, the Company also operates in the infrastructure engineering and manufacturing services business through another of its operating subsidiaries, Steen Contractors Ltd. ("Steen"). Steen is an international engineering company, specializing in prime mechanical, heating, ventilation, and air conditioning contracts for industrial, commercial, manufacturing and processing plants.

         Steen was formed in the early 1920's and over the years, has grown in its base operations through acquisitions of other operating contractors. Steen currently consists of Steen Contractors Limited, Les Entrepreneurs Becker, Inc. and Becker Contractors Limited. In addition to Canadian operations, Steen has been involved in international and off-shore projects in such areas as South America, the Middle East, the Caribbean, China and Bermuda.

         Currently, among its other day to day operations, Steen is involved in two major projects. The first project is a joint venture which is presently contracted to the Hibernia Management and Development Company Ltd. for the engineering, procurement, fabrication, construction, and installation of construction site facilities for the Hibernia Development project, an oil and gas development off the east coast of Newfoundland. The Company anticipates the joint venture to be completed in 1997.

         The second project involves Air Science Corporation of Atlantic City, New Jersey, in which Steen has a 50% equity interest. In 1995, Air Science and Zurn/Nepco, a major supplier of co-generation power facilities, formed a joint venture to bid for a contract to supply the Atlantic City District Heating and Cooling Plant. The joint venture was selected to be the preferred supplier of the project and has received approval for substantial preliminary work. The major contract for this project is scheduled to be awarded in early 1996, however, there is no assurance at this time that Air Science Corporation will be the selected contractor.

         BACKLOG. As at the date of this Report, the Company had confirmed contracts for approximately $120 million to be completed over the next two years. This figure excludes the joint venture arrangements in the Far East, which are described in the section "Activities in the Far East", due to project financings required to be implemented by Dominion Bridge and its prospective partners and other foreign ventures.

         SUPPLIERS. The principal raw material in most of Dominion Bridge's projects is steel. Steel utilized by Dominion Bridge is supplied by Canadian mills and is also imported from Europe and Japan. The Company is not dependent on any single supplier for its raw materials. Although the price of steel fluctuates, substantially all of Dominion Bridge's steel requirements are purchased for specific projects and the cost of steel is usually reflected in the price of the project. As a policy, Dominion Bridge does not maintain significant raw material inventory not allocated to specific projects.

         Steen's operations as a prime mechanical contractor dictate that a number of raw materials be employed in its operations. Steen uses a number of suppliers in its operations and is not dependent on any single supplier for its raw materials.

         EMPLOYEES. As of the date of this Report, Dominion Bridge and Steen employed in the aggregate approximately 1,400 persons, of which approximately 71% are members of a labor union. Dominion Bridge (Lachine), with its approximately 300 employees, have a collective agreement in place until October, 1997. Dominion Bridge's Manitoba operations with its approximately 40 employees have a collective agreement in place until March, 1997. Of the 405 Steen employees, approximately 326 are hourly staff employees, which are covered by a general construction agreement, by each of their respective trades, to which Steen is a signatory. The general construction agreements cover all aspects generally found in collective bargaining agreements. Neither Dominion Bridge nor Steen have suffered any work stoppages during the last five years and the Company believes their labor relations to be amicable.

         HEALTH AND SAFETY. Health and safety records of contractors continue to be an important decision criteria of project promoters and owners in the awarding of contracts. The primary responsibility for safety is that of the various project managers. Dominion Bridge and Steen also employ Safety and Quality Assurance Managers.

         MARKETING. Dominion Bridge and Steen obtain most of their projects by competitive bid. Dominion Bridge and Steen employ a full-time marketing work force. Dominion Bridge and Steen also engage agents and consultants to enhance their in-house marketing capabilities.

         Dominion Bridge has developed an extensive construction cost database, which allows Dominion Bridge to calculate construction costs from the limited engineering details typically available at bid time. Management believes this database provides an important competitive advantage in that it enables Dominion Bridge to quickly react in the generally short bid periods that characterize the current marketplace.

         Steen currently has a major number of customers and contracts. Steen's customers include PCL Constructors, Inc., Ellis-Don Construction Limited, Magil Construction (Canada) Ltd., and J.W. Lindsay Enterprises Limited.

         Steen currently has a number of contracts to perform various services, including contracts with The National Trade Centre, Canadian National Exhibition, Whitby Psychiatric Hospital, Halifax International Airport, The New Montreal Forum, Dawson College, Bristol Myers Squibb and The Institute for Marine Sciences. Additionally, through the joint venture, Steen is involved in the Hibernia project, discussed previously.

         FACILITIES. Dominion Bridge owns and operates manufacturing facilities in four of the Provinces of Canada. In each of these facilities, Dominion Bridge is equipped to receive and ship material via road and rail. In the case of the Lachine (Montreal) facility, the Company can ship by water as it has access to international waterways via the St. Lawrence Seaway.

         The largest of the four manufacturing facilities is the 400,000 square foot facility, located on 40 acres of land in a heavy industrial park in Lachine, near downtown Montreal, Quebec.

         The second largest is a 29 acre site, also in a heavy industrial park, in Winnipeg, Manitoba. The main building on this particular site is a 150,000 square foot fabrication shop which houses most of Dominion Bridge's bridge building activity.

         In Regina, Saskatchewan, Dominion Bridge owns a 23 acre site which includes a 35,000 square foot heavy manufacturing facility. This facility has general heavy manufacturing capability.

         In Amherst, Nova Scotia, Dominion Bridge owns a 77,000 square foot facility from which it operates its fabrication division. Dominion Bridge also owns an office in downtown Amherst, comprising 16,000 square feet of office space and 16,000 square feet of land.

         In Nisku, Alberta, a suburb of Edmonton, Dominion Bridge operates a 30,000 square foot manufacturing facility from leased premises. The major activity in this particular facility is pipe spooling work for the oil and gas sector.

         In addition, Dominion Bridge operates construction offices from leased premises in the following locations: Richmond, British Columbia; Calgary, Alberta; Nisku, Alberta; Regina, Saskatchewan; Winnipeg, Manitoba; Oakville, Ontario and Sudbury, Ontario.

         Dominion Bridge has pledged and mortgaged all of its fixed and other assets as security for a debenture held by UDIL. This debenture secures any and all indebtedness that may be due by Dominion Bridge to UDIL including payments made by UDIL under Letters of Credit and guarantees to which UDIL is a party. The debenture provides that Dominion Bridge may not dispose of its land and buildings nor pledge its inventories or receivables without the consent of UDIL, except in the ordinary course of Dominion Bridge's business. UDIL has subordinated its lien in favor of a line of credit extended to Dominion Bridge by its principal bank lender. The security interests in favor of UDIL will be discharged upon redemption, conversion or purchase of the outstanding preferred shares of Dominion Bridge owned by UDIL. Reference is made to "Description of Business - Dominion Bridge" and note 6 to the Company's consolidated financial statements for the year ended September 30, 1995.

         Steen operates from leased premises in six locations in the Provinces of Ontario, Quebec and the Maritimes. From all of these areas, with the exception of Toronto, Steen carries out all of the mechanical work with its own facilities and work force, subcontracting only for specialty services, such as controls, insulation and electrical wiring. In Toronto, the sheet metal work is subcontracted to independent sheet metal contractors. The other locations operate sheet metal fabricating facilities equipped with CAD/CAM and automated duct fabrication machines. All locations prefabricate piping systems and Steen's facility in Toronto maintains a large pipe fabrication system.

         COMPETITION. The markets in which Dominion Bridge and Steen participate are highly competitive. Many of their competitors are substantially larger, with greater financial, marketing and other resources than those of the Company. In some instances, Dominion Bridge and Steen may be limited in their ability to compete for large projects by their limited bonding ability. UDIL has agreed to continue its corporate guaranty of Dominion Bridge's performance bonds which were in existence as of the date of acquisition. As has been the past practice, Dominion Bridge will use its best efforts to bid for projects it cannot handle individually as part of a consortium.

DESCRIPTION OF FASTENERS SEGMENT

         From its inception, the Company has operated in the industrial fasteners segment. However, since the effectiveness of the Plan of Reorganization with the shareholders of Edinov on September 30, 1993, all of the Company's growth has been as a result of various acquisitions, principally in the infrastructure engineering and manufacturing services segment.

         During Fiscal 1994, the Company divested its Canadian commodity fastener distribution businesses that were formally carried on by Edinov and its subsidiaries. The divestiture was completed on December 22, 1994 (effective July 1, 1994) and the Company sold all of the shares that it held in Edinov and all of the shares of George Hegedus Enterprises Ltd., Atto-Renaud Industries Inc. and Specialty Fasteners Ltd., which were owned directly or indirectly by Edinov.

         Currently, the infrastructure engineering and manufacturing services business accounts for approximately 97% of all of the revenues of the Company. The industrial fasteners segment of the Company's business, which accounted for approximately 3% of sales, has been unprofitable and adversely impacted the Company's operating income by $1,316,000, decreasing the Company's earnings per share by $0.09. In an effort to return this segment to profitability, the Company has made key management changes and marketing and production improvements which it believes will return this segment to profitability in the short term.

ACTIVITIES IN THE FAR EAST.

         Dominion Bridge, the Company's principal operating subsidiary, has formalized letter agreements, letters of intent or reached agreements in principle with respect to six large scale infrastructure projects in the Province of Sichuan in the Peoples Republic of China. The projects are located in the two largest cities in the Province, namely Chengdu and Chongqing.

         The City of Chengdu is the capital of the Province and is the political, economic and cultural center of Sichuan with a population of approximately ten million inhabitants. Chongqing has a population of approximately fifteen million inhabitants, and in 1992 had a local economy which ranked it as fifth among major cities in the Peoples Republic of China.

         The first project involves the entry into a joint venture, with Dominion Bridge and prospective partners owning 70% of the venture, which plans to build and operate a 700,000 ton per year capacity cement plant with an estimated construction cost of approximately $85 million. The Chongqing Cement Plant, a State-owned enterprise, will own the remaining 30% of the joint venture.

         The second project involves Dominion Bridge and prospective partners entering into a joint venture with the Golden Summit (Group) Stock Co. Ltd. to build another 700,000 ton per year capacity cement plant in Emei City, a suburb of Chengdu. The estimated total cost of this project is approximately $85 million.

         The third project involves an arrangement with Chengdu Huaxi Electric Power (Group) Inc. to build a 200 MW pumped hydro storage facility. The fourth project involves the financing and construction of a 46.83 kilometer express toll highway between the cities of Chengdu and Jiangyan, a joint venture arrangement between the Bureau of Communications of Chengdu Municipality and Dominion Bridge, with an estimated project cost of $90 million.

         In addition to the above, Dominion Bridge has, as its fifth project, signed an agreement to assemble the consortium to finance and build the first phase of the Chengdu Metro and Light Rail System, with the first phase consisting of 25 kilometers of track with eleven station stops. The agreement in principle grants to Dominion Bridge full rights for the financing, design, construction, operation and management of the first phase of the Chengdu Metro and Light Rail System, a multi-year project which is estimated to cost approximately $600 million. The metro system will also involve a joint venture arrangement which will be 30% owned by the City of Chengdu and 70% by Dominion Bridge and prospective partners.

         The sixth project involves a joint venture with the China Real Estate Development Company of Chengdu to build low-income housing in the City of Chengdu. The land area proposed to be developed consists of 100 acres and is anticipated to cost approximately $14 million. The China Real Estate Development Company has covenanted to purchase from the joint venture all deliverable units which remain unsold within ninety days of their completion at a 16% premium to the per unit construction cost price.

         Dominion Bridge plans to transfer its interest in the joint venture projects described above into a special purpose company to be formed expressly to hold its interests in the joint ventures. Dominion Bridge anticipates managing, operating and overseeing the various joint venture projects.

         The above arrangements contemplate Dominion Bridge and its prospective private sector partners holding a minimum 70% joint ownership interest in the various projects. The arrangements respecting the projects outlined above are at a preliminary stage and details will have to be worked out between Dominion Bridge and the partners that it will require for the various projects. In addition, financing arrangements will have to be finalized respecting the various projects and there is no assurance that Dominion Bridge will be able to retain the requisite strategic partners to commence and complete any of the projects that are the subject of the various arrangements indicated above.

         The Company anticipates that Dominion Bridge will carefully evaluate and focus on the first two projects outlined above, with regard to the building of the two cement plants during Fiscal 1996. In addition, Dominion Bridge is currently evaluating the building and co-management of a water treatment plant in Indonesia and final financial details are currently being negotiated between the prospective partners.


ITEM 2.  DESCRIPTION OF PROPERTIES.

         Dominion Bridge owns four principal manufacturing facilities in Lachine, Quebec; Winnipeg, Manitoba; Regina, Saskatchewan and Amherst, Nova Scotia and leases a manufacturing facility in Nisku, Alberta. In addition, Dominion Bridge operates construction offices from leased premises in Richmond, British Columbia; Calgary, Alberta; Oakville, Ontario.

         The Lachine plant, located near Montreal, is a 400,000 square foot manufacturing facility located on 40 acres in a heavy industrial park. The Winnipeg facility houses a 150,000 square foot fabrication shop located on 29 acres where most of Dominion Bridge's building activities are located.

         Steen operates from leased premises in six locations from the Provinces of Ontario, Quebec and the Maritimes at an aggregate cost per year of approximately Cdn. $288,000.

         Unimetric operates from leased premises in East Providence, Rhode Island. M.S.W. International, Inc. and Banyan Fastener Corp. have leased distribution facilities in Illinois and Texas.

         The only properties which account for 10% of the Company's consolidated total assets are the Lachine and Winnipeg facilities, which are owned free of encumbrance except the lien in favor of UDIL. See "Description of Business--Dominion Bridge" and "Description of Business--Facilities" and
Note 6 to the Company's
consolidated financial statements.   These properties are valued in accordance
with the purchase of accounting at their fair market value on the date of acquisition, March 9, 1994, and are depreciated for income tax purposes on the straight line method over the estimated useful life of 40 years. Taxes on these properties are approximately Cdn $433,708 and Cdn $262,512 for the Lachine and Winnipeg plants, respectively. The Company believes its facilities are adequate for its current use and has no planned capital improvement plan for the facilities.

         It is the opinion of management that the properties are adequately covered by insurance.


ITEM 3.  LEGAL PROCEEDINGS.

         From time to time disagreements with individual employees and disagreements as to the interpretation, effect or nature of individual agreements arise in the ordinary course of business and may result in legal proceedings being commenced against the Company.

         Other than as set out below, the Company is not currently involved in any litigation or proceedings which are material, either individually or in the aggregate, and, to the Company's knowledge, no other legal proceedings of a material nature involving the Company are currently contemplated by any individuals, entities or governmental authorities.

         1. The Company commenced an action against Stelco Inc. on December 20, 1994 in The Ontario Court to obtain a declaration that it is the rightfall owner of 75% of the common shares of Stelco Fasteners Ltd. and for damages as a result of a dispute that arose between the parties in connection with the acquisition by the Company of 75% of the common shares of Stelco Fasteners Ltd., a company owned by Stelco Inc. The Ontario Court (General Division) denied the Company's claim in a judgment released on December 21, 1995 and the Company is currently evaluating an appeal of the decision.

         2. By complaint dated November 7, 1995, certain shareholders (the "Plaintiffs") brought a shareholders derivative suit in the Chancery Court of the State of Delaware against Cedar Group, Inc. and Michel L. Marengere, Micheline Prud'homme, and Rene Amyot, individually. The complaint alleges certain interested and self-dealing transactions by Marengere. Plaintiffs seek judgment for the damages suffered by the Company as a result of the alleged transactions, costs and expenses of the action, including reasonable attorneys' fees and any other relief that the

Court may deem just and proper. The Company has obtained an extension in which to file an answer until January 31, 1996.


ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

         None.

                                    PART II

ITEM 5.  MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

         The Company's Common Stock is traded on the over-the-counter market and is included for quotation on the National Market System of the National Association of Securities Dealers, Inc. Automated Quotation System ("NASDAQ"). Since November 4, 1993, the Company's Common Stock has also traded on the Vancouver Stock Exchange.

         The following table sets forth certain information with respect to the high and low market prices of Cedar Group, Inc.'s Common Stock during Fiscal 1994 (October 1, 1993 to September 30, 1994) and Fiscal 1994 (October 1, 1994 to September 30, 1995).

FISCAL 1994                       High                      Low
-----------
First Quarter                     3                         2 1/2
Second Quarter                    4 5/8                     2
Third Quarter                     5 7/8                     3 1/2
Fourth Quarter                    7 3/4                     5 1/8

FISCAL 1995
-----------

First Quarter                     8 5/32                    5 3/4
Second Quarter                    6 3/8                     3 5/8
Third Quarter                     5 3/4                     3 5/8
Fourth Quarter                    6 1/2                     3 7/8


         The Company's Common Stock was traded through the OTC electronic bulletin board until March 14, 1994, when the Common Stock began trading on NASDAQ's Small-Cap Market. On September 1, 1994, the Company's Common Stock was listed on NASDAQ's National Market System.

         The high and low prices for the Company's Common Stock are rounded to the nearest 1/32. Such prices are inter-dealer prices without retail mark-ups or commissions and may not represent actual transactions.

         Holders

         As of December 20, 1995, the approximate number of holders of record of the Company's Common Stock was 446. The Company believes the number of beneficial owners of the Common Stock exceeds 1,100.

         Dividends

         The Company has not paid any cash dividends to date and does not anticipate or contemplate paying cash dividends in the foreseeable future. It is the present intention of management to utilize all available funds for working capital.


ITEM 6.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATIONS.

BACKGROUND

         From its inception, the Company has operated in the industrial fasteners segment. However, since the effectiveness of the Plan of Reorganization with the shareholders of Edinov on September 30, 1993, all of the Company's growth has been as a result of various acquisitions, principally in the infrastructure engineering and manufacturing services segment. In Fiscal 1994, the Company acquired Dominion Bridge and Unimetric and in Fiscal 1995 it acquired Steen. Each of these acquisitions was accounted for in the Result of Operations from the effective dates of the acquisition which were March 9, 1994, January 1, 1994 and April 1, 1995, respectively.

         During Fiscal 1994, the Company divested its Canadian commodity fastener distribution businesses that were carried on by Edinov and its subsidiaries. The divestiture was completed on December 22, 1994 (effective July 1, 1994) and the Company sold all of the shares that it held in Edinov and all of the shares of George Hegedus Enterprises Ltd., Atto-Renaud Industries Inc. and Specialty Fasteners Ltd., which were owned directly or indirectly by Edinov.

         Currently, the infrastructure engineering and manufacturing services business accounts for approximately 97% of all of the revenues of the Company. The industrial fasteners segment of the Company's business, which accounted for approximately 3% of sales, has been unprofitable and adversely impacted the Company's operating income by $1,316,000, decreasing the Company's earnings per share by $0.09. In an effort to return this segment to profitability, the Company has made key management changes and marketing and production improvements which it believes will return this segment to profitability in the short term.

RESULTS OF OPERATIONS

FISCAL 1995 COMPARED TO FISCAL 1994

         Net sales for Fiscal 1995 of $155,750,000 were 129% higher than those for Fiscal 1994 of $67,959,000. This increase is primarily attributable to the inclusion of a full year of Dominion Bridge's operations during Fiscal 1994 as opposed to to seven months during Fiscal 1994, as well as the acquisition of Steen. On a pro-forma basis (as though each of the acquisitions had occured on October 1, 1993) net sales increased 11% in Fiscal 1995 to $177,459,000 from $159,162,000.

         Gross margin as a percentage of sales was 10.5% in Fiscal 1995 versus 12.7% in Fiscal 1994. Gross margin declined due to the acquisition of Steen, which operates with a lower gross margin than Dominion Bridge.

         Selling, general and administrative expenses increased 90% from $8,107,000 in Fiscal 1994 to $15,433,000 in Fiscal 1995. The increase was primarily due to the expensing of approximately $1,691,000 of marketing and development costs in Asia and Latin America as well as the inclusion of twelve months of such expenses in Fiscal 1995 for Dominion Bridge versus seven months in Fiscal 1994. Excluding the extraordinary marketing and development costs referred to above, selling, general and administrative expenses declined from 11.9% of sales in Fiscal 1994 to 8.8% of sales in Fiscal 1995.

         During Fiscal 1995 the Company undertook certain one-time adjustments which significantly reduced the Company's net income and its earnings per share. These adjustments included:

         i) The expensing in the period of most of the previous and current year costs associated with various foreign joint ventures aggregating a total of $1,691,000;

         ii) A write-off of $348,000 of certain assets that remained on the books of the Company at the time of its September 30, 1993 plan of arrangement which resulted in Cedar Group, Inc.'s exiting from Chapter 11;

         iii) A write-down of $283,000 for certain pension assets that had been overstated in Fiscal 1994;

         iv) A reclassification of an aggregate $500,000 of deferred costs related to the Fiscal 1994 acquisition of Dominion Bridge; and

          v) The expensing of $682,000 of financing costs representing the Company's costs on the Steen transaction.

          Furthermore, the Company's income did not include the following deferred income items;

          i) The sum of approximately $2,054,000 of contract gains not included in income as they are considered contingent gains; and

          ii) The deferral by Dominion Bridge of the value of its interests in a judgement pertaining to mining assets and mineral claims by approximately $778,000 which the Company plans to realize in fiscal 1996.

          Although the above one-time adjustments have decreased the Company's income and earnings for the period, management believes that this decision will enhance the Company's financial position and its balance sheet while positioning it strongly for its planned expansion program.

         Exchange rates used in this discussion for the translation of financial results for the periods 1994 and 1995 from Canadian to U.S. dollars were Cdn $1.00 equals US $.7387 and US $.7270 respectively.

         A significant portion of the operating profit earned by Steen is generated by the joint venture, which is scheduled to complete the Hibernia Project during 1997. Steen is actively pursuing large scale projects to replace the income which will be lost with the completion of the Hibernia Project, such as the Atlantic City District Heating and Cooling Plant, although there can be no assurance that the the completion of the Hibernia Project will not have a material effect on the Company's results of operations.

FISCAL 1994 COMPARED TO 1993

         Net sales for Fiscal 1994 of $67,959,000 were 870% higher than those for Fiscal 1993 of $7,003,000. This increase is primarily attributable to the purchase of Dominion Bridge.

         In accordance with technical requirements for consolidation under U.S. GAAP, the Company was obligated to consolidate the results of Dominion Bridge as of March 9, 1994 and not as at January 1, 1994 as the parties presumed. On a pro forma basis (as though the Dominion Bridge and Unimetric acquisitions had occurred as of October 1, 1992), net sales declined to $118,999,000 from $136,049,000. The decline would be attributable to the Company streamlining its operations and being more selective in the projects that it undertakes with a view to increasing its profit margins.

         Gross margin as a percentage of sales was 12.7% in Fiscal 1994 versus 32.1% in Fiscal 1993. Gross margin declined due to the change in the Company's business as a result of the acquisition of Dominion Bridge.

         Selling, general and administrative expenses increased 225.8% from $2,488,000 in Fiscal 1993 to $8,107,000 in Fiscal 1994. The increase was primarily due to acquisition and financing costs related to Dominion Bridge and to the overall increase in the size of the Company.

         A comparative analysis of Dominion Bridge, the Company's principal operating subsidiary, is as follows:

         In 1993, Dominion Bridge before the Company obtained control, lost $11,293,000 on sales of $125,994,000, and in 1992, it lost $2,926,000 on sales of $174,672,000. Dominion Bridge, for the seven months since acquisition by the Company realized an operating profit of $860,000 on sales of $58,181,000 thus achieving an effective turnaround of over $12,153,000 in operating income.

         The main components of this turnaround consist of:

                 a) A reduction in variable costs as a percentage of sales from 88.4% in 1993 to 76.3% in 1994, reflecting significant productivity improvements.

                 b) Significant improvement in gross margin, from a 2.3% gross margin in 1993 to 10.3% in 1994. In addition, Dominion Bridge's backlog at September 30, 1994 is estimated to reflect margins consistent with those achieved in 1994.

         Exchange rates used in this discussion for the translation of financial results for the periods 1994 and 1995 from Canadian to U.S. dollars were Cdn $1.00 equals US $.7387 and US $.7270 respectively.


LIQUIDITY AND CAPITAL RESOURCES

         The Company's principal sources of operating capital have traditionally been the private placements of the Company's Common Stock and cash generated by operations. Currently, the Company's cash flow is being generated by the operations of Dominion Bridge and Steen which are expected to cover the cash flow requirements of the Company. In addition to the cash generated from operations, the Company has received a line of credit from a Canadian chartered bank to provide Dominion Bridge with a $12 million revolving line of credit for working capital purposes. No funds have been advanced on this line of credit which is guaranteed by the Company. Steen presently has a line of credit of Cdn $7 million, of which Cdn $2.4 million has been drawn down to date. Furthermore, the Company is continuing to pursue expansion internally as well as through acquisitions, and, accordingly, may require additional capital in the form of convertible debt or equity.

         In order to complete the transactions for the purchase of Dominion Bridge and Unimetric, the Company obtained approximately $10.9 million in cash in March 1994 through a private placement of the Company's securities consisting of 3,354,346 shares of Common Stock and 3,354,346 two-year share purchase warrants. The warrants were exercisable on a one for one basis for shares of Common Stock at US $3.75 for the first year and at US $4.00 thereafter. In July and August 1994, all of the 3,354,346 warrants were exercised at US $3.75, thereby adding approximately $12.6 million to the Company's capital resources.

         Additionally, the Company has established Cedar Group (TCI) Inc. LLC, a limited life Company under the laws of the Turks and Caicos Islands, which is in the process of finalizing an offering consisting of 3,000,000 6% Convertible Preferred Shares at $8.50 per share. The Preferred Shares are convertible into shares of Common Stock of the Company, at the option of the holder, at any time after January 31, 1997 and up until maturity on October 31, 1998 at a price of $8.50 per share. On the day following the maturity date of October 31, 1998, all of the remaining unconverted 6% Convertible Preferred Shares will automatically convert into shares of Common Stock of the Company at a price equal to the weighted average price of the Company's shares traded on NASDAQ during the 20 previous trading days. Accordingly, if the weighted average price of the shares of Common Stock of the Company is greater than $8.50, the conversion will be $8.50. If the weighted average price is less than $8.50, then the weighted average price will be the actual conversion price. Consequently, investors will receive a number of shares of Common Stock of the Company such that the actual value of those shares is equivalent to an investor's full investment of $8.50 per Preferred Share.

         The proposed private placement by Cedar Group (TCI) Inc., LLC has not been fully completed, however, $11 million have been received to date in subscriptions.

         The Company is subject to a risk of claims for product liability. If a product liability claim exceeding the Company's insurance coverage or its own available resources were to be successfully asserted against the Company, it could have a material adverse effect on the Company's financial condition. The Company has general liability insurance of approximately $5 million per occurrence, with a maximum of $5 million of claims payable during any policy year. There is no assurance that such coverage will be sufficient to fully insure against claims brought against the Company and its subsidiaries, or that the Company will be able to maintain such insurance at affordable rates or obtain additional insurance covering the products.

EFFECT OF INFLATION

         The Company's operating costs are subject to general economic and inflationary pressures. While operating costs have increased during the past years, the Company does not believe that its operations have been significantly affected by inflation.

ITEM 7.  FINANCIAL STATEMENTS.

         The information required by this Item is found immediately following the signature page to this report.


ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

         None.

                                    PART III

ITEM 9. DIRECTORS AND EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT.

Name                          Age                      Position
----                          ---                      --------
Michel L. Marengere           48               Chairman, Chief Executive
                                                 Officer and Director

Nicolas Matossian             54               President and Chief Operating
                                                 Officer

Rene Amyot                    69               Director

Micheline Prud'homme          50               Secretary, Director and Vice
                                                 President of Protocol and
                                                 Communications

Reynald Lemieux               67               Director

Rt. Hon. Marc Lalonde         65               Director

Louis Berlinguet              69               Director

                 Family Relationships

         Michel L. Marengere, Chairman, President, Chief Executive Officer and a Director of the Company, is related by marriage to Micheline Prud'homme, a director of the Company.

                 Business Experience

         The following is a summary of the business experience of the Company's directors and executive officers during the past five years and their directorships, if any, with companies with a class of securities registered with the Securities and Exchange Commission:

         Michel L. Marengere was elected Chairman and Chief Executive Officer of the Company effective as of October 7, 1993. Mr.

Marengere graduated from the University of Ottawa in business administration. During the previous five years Mr. Marengere was President and Chief Executive Officer of Edinov. Prior thereto, he has served as Assistant to the President of several large international companies in strategic planning and development, mergers and acquisitions and corporate reorganization. Mr. Marengere he has completed over 125 mergers and acquisitions, joint ventures and strategic alliances in the fields of life insurance, banking, oil and gas, avionics, computer, and consulting engineering on behalf of companies such as Industrial Life, the Bank of Nova Scotia, Systems Development Corporation, Groupe SM, Ocean Date Systems, Shared Medical Systems and Gulf Oil.

         Nicolas Matossian was elected President and Chief Operating Officer of the Company in April, 1994. Mr. Matossian graduated from Harvard University with an MBA and acquired his PhD in finance and economics from McGill University. Prior to joining the Company, Mr. Matossian was the founding partner of ERA, an economic and management consulting firm which executed Canadian and international projects for the public and private sector since 1973 for clients such as First National City Bank, Standard Oil, Gulf Oil, Union Carbide, Royal Trust, Government of Canada, the U.S. Government and the Auditor General of Canada. He was one of the main architects behind the Alberta Heritage Development Corporation and was the Managing Director of the Manitoba Development Corporation. He has been involved in the formulation and the marketing of public issues, private placements, limited partnerships and mergers and acquisitions for a number of emerging high growth enterprises in the resource and technology fields.

         Rene Amyot was elected Director of the Company in January, 1994. Mr. Amyot graduated in law from Laval University in Quebec City and in international law from Harvard University. Mr. Amyot is a Queen's Counsel in Canada, a member of the Order of Leopold in Belgium, a former Attache d'Affaires to the King of Belgium and to the Vatican. Mr. Amyot was formerly Chairman of Air Canada, and has served on the Board of Directors of the Bank of Nova Scotia, Rothman's International and several other large international companies.

         Micheline Prud'homme was elected Director and Secretary in January, 1994. Prior thereto, Ms. Prud'homme was President and Director of Services Multimodes MPH Inc., a private firm specializing in the design of customized uniforms.

         Reynald Lemieux was elected Director of the Company in February, 1995. He graduated in commerce from Laval University and has been involved in real estate as an owner and developer for the past forty years. He is currently a director of a number of corporations in the real estate sector and is also the President and majority shareholder of Placement R.N.S. Inc., a firm specializing in real estate and other investments. Mr. Lemieux is a member of the Audit Committee of the Board of Directors.

         The Honourable Marc Lalonde was elected as a director of the Company on March 3, 1995. Mr. Lalonde graduated in law from the University of Ottawa and received a Masters degree in law from the University of Montreal. He also attended Oxford University and received a Masters degree in political and economic sciences. During 1968-1972, Mr. Lalonde served as a director in the office of the then Canadian Prime Minister, the Honourable Pierre E. Trudeau. He was elected a member of the Canadian Parliament in 1972 for the District of Outremont and was also appointed Minister of Health and Welfare. Mr. Lalonde was then appointed Minister responsible for the Status of Women in Canada during 1974 to 1979, and in 1977 and 1978 he also served as Minister responsible for Federal Provincial Relations. In 1978 he was appointed Minister of Justice and Attorney General of Canada, and in 1980 Mr. Lalonde was appointed Minister of Energy, Mines and Resources. Mr. Lalonde served as Canada's Finance Minister in the period 1982-1984, and in December 1989 he received from the Governor General of Canada the Order of Canada.

         In 1984 Mr. Lalonde joined the law firm of Stikeman, Elliott, an international law firm having offices in Montreal and other locations. In addition to his law practice, Mr. Lalonde is a member of the Board of Directors of Citibank Canada, Camdev Inc., North-South Institute, Ressource Orleans Inc., the Hotel Dieu Hospital in Montreal, and is also a member of the International Advisory Counsil and the Presidium of Ukraine. In 1992, he received an honourary doctorate degree from the University of Limbourg in Maastricht for his innovative contributions to the health sector.

         Louis Berlinguet was elected Director of the Company in August, 1995. He obtained a B.Sc. (Honours) from the University of Montreal in 1947 and a Ph.D. in Chemistry from Laval University in 1950.

         Dr. Berlinguet became an Officer of the Order of Canada (1974), an Officer at the Order of Quebec (1990), was elected to the Royal Society of Canada (1969) and was named a Fellow of the Chemical Institut of Canada (1957). He has received honorary degrees from the Universite du Quebec and the University de Sherbrooke. In 1981, he was awarded the Jacques Rousseau Prize and, in 1991, was elected member "emeritus" by l'ACFAS. In 1992, the Order of Professional Chemists made him a "Compagnon de Lavoisier".

         He is now President of the "Conseil de la science et de la technologie du Quebec" (1990-), president of the Order of Quebec, (1994-) and president of the Quebec Advisory Committee on the Information Highway (1995-).

         Non-Executive Officers and Key Employees

         Robert Chartier, Vice President, Corporate Controller, was elected Vice President, Corporate Comptroller of the Company on October 1, 1994. Mr. Chartier graduated in accounting from Ecole des Hautes Etudes Commerciales de Montreal. He holds a C.A. and prior to joining the Company practiced as a Chartered Accountant in his own firm since 1971. Through a public accounting firm, acting as Partner and then Senior Partner, he has provided clients with advisory services in financial management, budgeting and cash control.

         Jacques R. Delorme was elected Vice President, Marketing of the Company on October 1, 1994. Mr. Delorme graduated from Ryerson Institute in Toronto in computers, attended Concordia University in Montreal taking courses in economics and marketing and also attended Babson Institute in Chicago majoring in corporate planning and marketing strategies. He was the founder of Burotal 2000 Inc., a consulting company involved in the development of computer projects, both in Canada and internationally. He was also the founding President of Servidel Inc. a firm that specialized in the development of strategic alliances and transfer of technologies on an international scale in countries such as Hungary, France, Zaire, the Philippines, the United States and Canada.

         J. Arthur Gelinas was elected Vice President of the Company effective October 7, 1993. Mr. Gelinas graduated from Laval University with a Masters Degree in Commercial Sciences. Prior to his election as Vice President, Mr. Gelinas was the founding President of Administratique Inc., a management consulting company involved in the financial and administrative services for large corporations such as Industrial Life, Systems Development Corporation, Datacrown and the Industrial Acceptance Corporation.

         Steinar Knai was appointed as Vice-President, Corporate Development in August, 1995. Mr. Knai received an undergraduate degree in business, economics and law from the St. Gall School of Business, Economics and Political Science in Switzerland and a masters in Business Administration from the European Institute of Business Administration located in Fontainebleau, France. Mr Knai has more than twenty years experience as chief executive, owner or part-owner of industrial companies in North America and Europe. During the past five years, he has, through his company, Odinvest Inc., been involved in a consulting capacity to industrial companies advising on mergers and acquisitions and assisting companies in turn-around situations.

         Chris Theodoropoulos joined the Company as General Counsel in
September 1994 and prior to such time was a partner in the law firm of Smith, Lyons, Torrance, Stevenson & Mayer, having offices in Toronto and Vancouver.
He is a graduate of Trent University and received his legal training at McGill University, receiving both a B.C.L. and LL.B. in 1982. Mr. Theodoropoulos is a member of the Law Society of Upper Canada and the Law Society of British Columbia and has practiced in the corporate and securities areas during the past ten years.

         Legal Proceedings Against Management

         Michel L. Marengere, Micheline Prud'homme and Rene Amyot have been named individually, along with the Company, as defendants in a shareholders derivative suit by complaint dated November 7, 1995. SEE "ITEM 3. LEGAL PROCEEDINGS".

         Compliance with Section 16(a) of the Exchange Act

         To the knowledge of the Company, each of the Company's directors, executive officers and 10% beneficial owners has complied with the requirements of Section 16(a) of the Securities Exchange Act of 1934, except that Mr. Berlinguet failed to file timely a Form 3 upon his election to the Board of Directors, and Messrs. Marengere and Matossian failed to file Form 4s upon the grant of options under the Company's stock option plan.

ITEM 10.         EXECUTIVE COMPENSATION.

         The following table discloses, for the fiscal year ended September 30, 1995, individual compensation information relating to the Chief Executive Officer and the President and Chief Operating Officer of the Company. Other than the named individuals, there were no other executive officers of the Company during the fiscal year ended September 30, 1995, which require disclosure under Item 402 of Regulation S-B. None of the named individuals were employed by the Company prior to October 1, 1993.

                                                     SUMMARY COMPENSATION TABLE
=================================================================================================================================
                                                                                     Long Term Compensation
                                            Annual Compensation                 ---------------------------------
                                                                                        Awards            Payouts
---------------------------------------------------------------------------------------------------------------------------------
                                                                                Restricted
                                                               Other Annual      Stock        Options      LTIP        All Other
       Name and                                                  Compen-         Award(s)      /SARS      Payouts       Compen-
  Principal Position        Year   Salary ($)     Bonus ($)     sation ($)         ($)          (#)        ($)         sation ($)
---------------------------------------------------------------------------------------------------------------------------------
Michel L. Marengere,        1995     360,000             0              0              0      500,000          0               0
Chairman of the             1994           0             0              0              0      175,000          0         228,883
Board of Directors,
Chief Executive
Officer and Director
---------------------------------------------------------------------------------------------------------------------------------
Nicolas Matossian,          1995     240,000             0              0              0      300,000          0               0
President and Chief         1994           0             0              0              0            0          0               0
Operating Officer
=================================================================================================================================


   The following table discloses individual grants of stock options and freestanding SARs made to the named executive officers.

                                                       GRANT OF STOCK OPTIONS
=================================================================================================================================
                                               OPTION/SAR GRANTS IN LAST FISCAL YEAR
                                                        (INDIVIDUAL GRANTS)
=================================================================================================================================
                                                                       PERCENT OF
                                                   NUMBER OF         TOTAL OPTIONS/
                                                  SECURITIES          SARS GRANTED
                                                  UNDERLYING         FOR EMPLOYEES        EXERCISE OR
                                                 OPTIONS/SARS          IN FISCAL           BASE PRICE
              NAME                                GRANTED (#)            YEAR                ($/SH)          EXPIRATION DATE
---------------------------------------------------------------------------------------------------------------------------------
Michel L. Marengere                                 500,000               --                 $4.125          February 1, 1998

Nicholas Matossian                                  365,000               --                 $4.125          February 1, 1998


                                        AGGREGATED OPTIONS EXERCISED IN LAST FISCAL YEAR
                                            AND FISCAL YEAR-END OPTION VALUES TABLE

          The following table shows information regarding the exercise of stock options during Fiscal 1995 by the named executives and the number and value of any unexercised stock options held by them as of September 30, 1995:

                                    AGGREGATED OPTION EXERCISES IN 1995 FISCAL YEAR
                                        AND FISCAL YEAR-END OPTION VALUES TABLE
---------------------------------------------------------------------------------------------------------------
                                                                   Number of
                                                                  Unexercised
                                                                Options/SARs at       Value of Unexercised
                                       Shares        Value         FY-end (#)         in-the-money Options/
                                    Acquired on     Realized     Exercisable/           SARs at FY-end ($)
         Name                       Exercise (#)      ($)        Unexercisable     Exercisable/Unexercisable(1)
---------------------------------------------------------------------------------------------------------------
Michel L. Marengere                      0             $0          675,000/0             $1,349,750/0
Nicolas Matossian                        0             $0          300,000/0             $  487,500/0
===============================================================================================================

--------------------

(1) The value of the options is calculated based upon the market price of the Company's Common Stock as of September 30, 1995, $5.75 per share as reported on NASDAQ.

         The Company has no retirement, pension or profit-sharing plans covering its officers and directors and does not contemplate implementing any such plans at this time. Although the Company has no formal bonus arrangements, bonuses will be granted at the discretion of the Board of Directors.

EMPLOYMENT ARRANGEMENTS

         Effective February 1, 1995, the Company entered into employment agreements with the following individuals to serve as executive officers or as key employees of the Company: Michel L. Marengere as Chairman and Chief Executive Officer and Nicolas Matossian as President and Chief Operating Officer. Effective February 1, 1995, the Company agreed in principle to enter into an agreement with Robert Chartier as Vice-President, Corporate Comptroller. In addition, the Company agreed to enter into an agreement with Steinar Knai as Vice President, Corporate Development.

         The employment agreements with Messrs. Marengere and Matossian contain "change in control" language which provides the executive with certain benefits if the executive is terminated for "good reason", as that term is defined in the employment agreements, following a change in control of the Company. The employment agreements will provide that a "change in control" shall mean a change in control of a nature that would be required to be reported in response to Item 6(e) of Schedule 14A of Regulation 14A, as in effect on the date hereof, promulgated under the Securities Exchange Act of 1934, as amended (the "Exchange Act"); provided, however that, without limitation, such a change in control shall be deemed to have occurred if (A) any "Person" (as such term is used in Sections 13(d) and 14(d) of the Exchange Act), except for Michel

L. Marengere, or a company controlled by him, is or becomes the beneficial owner, directly or indirectly, of securities of the Company representing 10% or more of the combined voting power of the Company's then outstanding securities;
(B) there occurs a contested proxy solicitation of the Company's stockholders that results in the contesting party obtaining the ability to vote securities representing 20% or more of the combined voting power of the Company's then outstanding securities; (C) there occurs a sale, exchange, transfer or other disposition of substantially all of the assets of the Company to another entity, except to an entity controlled directly or indirectly by the Company, or a merger, consolidation or other reorganization of the Company in which the Company is not the surviving entity, or a plan of liquidation or dissolution of the Company other than pursuant to bankruptcy or insolvency laws is adopted; or
(D) during any period of two consecutive years, individuals who at the beginning of such period constituted the Board of Directors cease for any reason to constitute at least a majority thereof unless the election, or the nomination for election by the Company's stockholders, of each new director was approved by a vote of at least two-thirds of the directors then still in office who were directors at the beginning of the period. Notwithstanding the foregoing, a "change in control" shall not be deemed to have occurred for purposes of the employment agreements (i) in the event of a sale, exchange, transfer or other disposition of substantially all of the assets of the Company to, or a merger, consolidation or other reorganization involving the Company and an executive, alone or with other officers of the Company, or any entity in which an executive (alone or with other officers) has, directly or indirectly, at least a 25% equity or ownership interest or (ii) in a transaction otherwise commonly referred to as a "management leveraged buyout".

         All of the employment agreements will be for a term of three years, ending January 31, 1998. Under the terms of the employment agreements, Mr. Marengere and Mr. Matossian will receive a base salary per year of $360,000 and $240,000, respectively.

DIRECTORS' FEES

         Directors of the Company who are not employees of the Company are paid an annual stipend of $10,000, plus a fee of $500 for each Board or Committee meeting attended. The aggregate amount of fees paid to all directors during Fiscal 1995 was $45,000. The Company has, from time to time, granted stock options to certain directors for their services as a director. During Fiscal 1994, the Company granted options to Messrs. Marengere and Amyot and Ms. Prud'homme to purchase 175,000, 50,000 and 75,000 shares of Common Stock, respectively, at an exercise price of $2.68 per share, which expire November 19, 1996.

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
         MANAGEMENT.

         The following table sets forth, as of December 20, 1995, certain information concerning the stock ownership of all persons known by the Company to own beneficially more than 5% of the Company's outstanding Common Stock, based upon filings with the Securities and Exchange Commission, as well as the beneficial ownership of such Common Stock, as of such date, of the named executive officers and directors individually and of all officers and directors as a group.

Name and Address of                       Shares Owned Beneficially                       Percentage of
Beneficial Owner                                and of Record                         Outstanding Shares(1)
-------------------                       -------------------------                   ------------------
Michel Marengere                                 2,109,403(2)                                11.3%
500 Rue Notre Dame
Lachine
Quebec, Canada H8S 2B2

Rene Amyot                                          85,000(3)                                  (4)
2960 Blvd. Laurier
Suite 500
Sante-Foy
Quebec, Canada GIY451

Micheline Prud'homme                                80,300(5)                                  (4)
500 Rue Notre Dame
Lachine
Quebec, Canada H8S 2B2

Nicolas Matossian                                  415,000(6)                                 2.5%
500 Rue Notre Dame
Lachine
Quebec, Canada H8S 2B2

Reynald Lemieux                                          0                                      0
1340 Duquet
Sillery
Quebec, Canada  G1S 1A9

Rt. Hon. Marc Lalonde                                    0                                      0
1155 Rene-Levesque Blvd. West
36th Floor
Montreal, Quebec, Canada  H8S 2B2

Louis Berlinguet                                         0                                      0
500 Rue Notre Dame
Lachine
Quebec, Canada  H8S 2B2


All Directors and Officers(7)                    3,054,703                                   16.4%
as a group (10 persons)
---------------------------

(1) Except as otherwise indicated, percentages are presented after rounding to the nearest tenth, and include the total number of shares outstanding and the number of shares which each person has the right to acquire, within 60 days through the exercise of options, pursuant to Item 403 of Regulation S-B and Rule 13d-3(d)(1), promulgated under the Securities Exchange Act of 1934. Percentages for the total of all persons and the total of all officers and directors include all outstanding shares and all shares which such persons have the right to acquire within 60 days.

(2) Includes 1,631,766 shares held of record by Fidutech Technologies, Inc. as to which Mr. Marengere has shared voting and investment power. Mr. Marengere is the sole shareholder of Gestion Edinov Inc. and Services M.L. Marengere, Inc. which own, in the aggregate, 75% of Fidutech. Also includes 175,000 immediately exercisable stock options to purchase shares of the Company's Common Stock held of record by Mr. Marengere, and includes 500,000 shares of Common Stock that may be issued pursuant to stock options exercisable at $4.125. Does not include shares which may be deemed beneficially owned by Mr.
         Marengere by virtue of his relationship to Ms. Prud'homme.

(3) 50,000 of which represent immediately exercisable options to purchase shares of the Company's Common Stock.

(4)      Less than 1%

(5) 75,000 of which represent immediately exercisable options to purchase shares of the Company's Common Stock. Does not include shares which may be deemed beneficially owned by Ms. Prud'homme by virtue of her relationship to Mr. Marengere.

(6) Includes 300,000 shares of Common Stock that may be issued pursuant to stock options.

(7) The shareholders of the Company have authorized the issuance of 800,000 shares of Common Stock to the two executive officers of the Company, all of which have been issued, and 535,000 shares of Common Stock to the non-executive officers and key employees of the Company exercisable over a three year period at a price of $4.125 per share pursuant to the 1995 Stock Option Plan.

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

         During Fiscal 1995, the Company advanced $994,000 to a shareholder, Group Fidutech International Inc. Of this amount, $577,000 was repaid during the year. The balance of $417,000 is non-interest bearing and has no fixed repayment terms and was repaid in December 1995.

         During Fiscal 1994, the Company advanced $1,734,000 to a shareholder, Fidutech Technologies Ltd. and its affiliates. Of this amount, $1,155,000 was assumed by the acquirer of Edinov as of July 1, 1994. The balance of $781,000 is non-interest bearing and has no fixed repayment terms. In December 1995, Fidutech Technologies Ltd. repaid $84,000 of this balance.

         In December, 1994, the Company sold to Groupe Fidutech International, Inc. ("GFI") Cdn. $2,700,000 of Class A Preferred Shares of Dominion Bridge which it held. Subsequently, pursuant to the terms of the Class A Preferred Shares, GFI converted the Cdn. $2,700,000 of Class A Preferred Shares into 450,000 shares of common stock of the Company. Mr. Marengere who is the Chairman and Chief Executive Officer of the Company, is also the Chairman of GFI and through his share ownership, beneficially owns 75% of GFI. Additionally, Mr. Amyot who is a director of the Company, is also a director of GFI and beneficially owns 25% of GFI.

         As of September 30, 1995, a subscription receivable in the aggregate amount of $1,885,000 was owed to the Company by Mr. Marengere or his affiliates.

                                    PART IV

ITEM 13.         EXHIBITS AND REPORTS ON FORM 8-K.

A.       Financial Statements filed as part of this Report:

         Auditors' Report of Ernst & Young, Independent
         Auditors, on Company's Financial Statements for the fiscal years ending September 30, 1995 and 1994

         Consolidated Balance Sheet of Cedar Group, Inc.
         as at September 30, 1995 and 1994

         Consolidated Statement of Operations of Cedar
         Group, Inc. for the fiscal years ended
         September 30, 1995 and 1994

         Consolidated Statement of Cash Flows of Cedar
         Group, Inc. for the fiscal years ended
         September 30, 1994 and 1993

         Consolidated Statement of Stockholders' Equity for the Fiscal year's ended September 30, 1994 amd 1993.

         Notes to Consolidated Financial Statements of
         Cedar Group, Inc.

B.       The following Exhibits are filed as part of this Report:

Exhibit No.        Description
-----------        -----------
    2.1            Reorganization and Amalgamation Agreement dated June 25, 1993 among the Company, Edinov and Fidutech
                   Technologies Inc. (Incorporated by reference to Exhibit 3 of the Current Report on Form 8-K filed on July
                   2, 1993).

    3.1 (a)        Certificate of Incorporation of the Company, filed February 16, 1989 (Incorporated by reference to
                   Exhibit 3.1 (a) of the Registration Statement on Form S-18 filed on August 23, 1989, Registration
                   Number 33-30673-A (the "Form S-18")).

    3.1 (b)        Amended Certificate of Incorporation of the Company, filed July 25, 1989 (Incorporated by reference to
                   Exhibit 3.1 (b) of the Form S-18).

    3.2            Bylaws of the Company (Incorporated by reference to Exhibit 3.1(b) of the Company's Report on Form 10-KSB
                   for the fiscal year ended September 30, 1994 (the "1994 10-KSB").

    4.1            Copy of Specimen Stock Certificate (Incorporated by reference to Exhibit 4.1 of the Form S-18).

Exhibit No.        Description
-----------        -----------
         4.2       Form of Class A Warrant (Incorporated by reference to Exhibit 4.2 of the Form S-18).

         4.3       Registrant's Second Amended Joint Plan of Reorganization (Incorporated by reference to Exhibit 1 of the
                   Current Report on Form 8-K filed on July 2, 1993).

         4.4       Form of Underwriter's Warrant Purchase Agreement (including Form of Warrant) (Incorporated by reference to
                   Exhibit 4.4 of the Form S-18).

         4.5       Form of Warrant Agreement between Company and Continental Stock Transfer and Trust Company (Incorporated by
                   reference to Exhibit 4.5 of the Form S-18).

         4.6       Registrant's Second Amended Joint Disclosure Statement (Incorporated by reference to Exhibit 2 of the
                   Current Report on Form 8-K filed on July 2, 1993).

         4.7       Order Confirming Second Amended Joint Plan of Reorganization of the Debtor dated August 25, 1993
                   (Incorporated by reference to Exhibit 6 of the Current Report on Form 8-K filed on July 2, 1993).

         10.1      Subscription Agreement dated July 26, 1993 between Edinov and Fidutech relating to the purchase of Fidutech of 777,778 Units (Incorporated by reference to Exhibit 10.1 to the Annual Report on Form 10-KSB for the
                   transition period from January 31, 1993 to September 30, 1993).

         10.2      Subscription Agreement dated September 15, 1993 between Edinov and Fidutech relating to the purchase of
                   Fidutech of 266,667 Units (Incorporated by reference to Exhibit 10.2 to the Annual Report on Form 10-KSB
                   for the transition period from January 31, 1993 to September 30, 1993).

         10.3      Agreement by and among the Company and Michael Savini dated August 18, 1993 (Incorporated by reference to
                   Exhibit 10.8 to the Annual Report on Form 10-KSB for the transition period from January 31, 1993 to
                   September 30, 1993).

         10.4      Master Agreement Between United Dominion Industries Limited, Cedar Group, Inc., Edinov Corporation, and
                   Dominion Bridge Inc. dated March 9, 1994 (incorporated by reference to the Company's Form 8-K, dated April
                   8, 1994).

         10.5      Rollover Agreement Between United Dominion Industries Limited and 3010864 Canada Inc., effective December
                   31,

Exhibit No.        Description
-----------        -----------
                   1993 (incorporated by reference to the Company's Form 8-K, dated April 8, 1994).

         10.6      Share Purchase Agreement Between United Dominion Industries Limited and Cedar Group, Inc., dated March 10,
                   1994 (incorporated by reference to the Company's Form 8-K, dated April 8, 1994).

         10.7      Shareholders' Agreement Between United Dominion Industries Limited, Cedar Group, Inc., Edinov Corporation,
                   and 3010864 Canada, Inc., dated April 8, 1994 (incorporated by reference to the Company's Form 8-K, dated
                   April 8, 1994).

         10.8      Guarantee and Indemnity Agreements Between United Dominion Industries Limited, Cedar Group, Inc., and
                   Edinov Corporation (incorporated by reference to the Company's Form 8-K, dated April 8, 1994).

         10.9      Registration Rights Agreement Between United Dominion Industries Limited and Cedar Group, Inc., dated April
                   8, 1994 (incorporated by reference to the Company's Form 8-K, dated April 8, 1994).

         10.10     Hypothecation and Pledge of Securities Agreement between United Dominion Industries Limited and Cedar
                   Group, Inc. (incorporated by reference to the Company's Form 8-K, dated April 8, 1994).

         10.11     United Dominion Industries Limited Security Agreement with 3010864 Canada (incorporated by reference to the
                   Company's Form 8-K, dated April 8, 1994).

         10.12     Debenture Between 3010864 Canada and United Dominion Industries Limited, dated April 8, 1994 (incorporated by reference to the Company's Form 8-K, dated April 8, 1994).

         10.13     Services Agreement between the Company and Michel Marengere.

         10.14     Services Agreement between the Company and Nicolas Matossian.

         10.15     The Company's 1995 Stock Option Plan.

         11.0      Statement regarding computation of earnings per share (Incorporated from within the Financial Statements).

         21        Subsidiaries

Exhibit No.        Description
-----------        -----------
C.                 Reports on Form 8-K

                   Report on Form 8-K dated July 31, 1995 reporting the acquisition of Steen, filed with the Commission on August 14, 1995.

                                   SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                        CEDAR GROUP, INC.



Dated: December 29, 1995


By:/s/ Michel L. Marengere              By:/s/ Nicolas Matossian
   -----------------------                 ---------------------------
   Chief Executive Officer                 Principal Financial Officer



                                        By:/s/ Robert Chartier
                                           ----------------------------
                                           Principal Accounting Officer


         Pursuant to the requirements of the Securities Exchange Act of 1934, this Form 10-KSB has been signed by the following persons in the capacities and on the dates indicated.

Signature                   Title                     Date
---------                   -----                     ----
/s/ Michel L. Marengere     Chairman of the Board     December 29, 1995
------------------------    of Directors, Chief
Michel L. Marengere         Executive Officer
                            and Director


/s/ Rene Amyot              Director                  December 29, 1995
------------------------
Rene Amyot



/s/ Micheline Prud'homme    Secretary and             December 29, 1995
------------------------    Director
Micheline Prud'homme



/s/ Nicolas Matossian       President and             December 29, 1995
------------------------    Chief Operating
Nicolas Matossian           Officer

/s/ Robert Chartier         Vice President,           December 29, 1995
------------------------    Corporate Controller
Robert Chartier


/s/ Reynald Lemieux         Director                  December 29, 1995
------------------------
Reynald Lemieux


                            Director
------------------------
Rt. Hon. Marc Lalonde


/s/ Louis Berlinguet        Director                  December 29, 1995
------------------------
Louis Berlinguet

                                        CONSOLIDATED FINANCIAL STATEMENTS


                                        CEDAR GROUP, INC.




                                        SEPTEMBER 30, 1995

                          INDEPENDENT AUDITORS' REPORT





To the Board of Directors and Shareholders
CEDAR GROUP, INC.

We have audited the accompanying consolidated balance sheets of CEDAR GROUP, INC. as of September 30, 1995 and 1994, and the related consolidated statements of operations, stockholders' equity and cash flows for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Cedar Group, Inc. as at September 30, 1995 and 1994, and the consolidated results of its operations and its cash flows for the years then ended in conformity with accounting principles generally accepted in the United States .


/s/ Ernst & Young


Montreal, Canada
December 20, 1995

CEDAR GROUP, INC.


                           CONSOLIDATED BALANCE SHEET


As at September 30
[In thousands of U.S. dollars]



                                                                         1995               1994
                                                                           $                 $
-------------------------------------------------------------------------------------------------
ASSETS
CURRENT ASSETS
Cash                                                                     4,765              5,578
Term deposits collateralizing bank indebtedness                          1,688                 --
Investments                                                              2,779              1,039
Accounts receivable, net of allowances of $1,138 in 1995
  and $477 in 1994                                                      44,169             21,872
Inventories                                                             12,746              8,293
Prepaid expenses and other assets                                        1,822              2,509
Current portion of assets transferred under contractual
  arrangements                                                              --                739
Due from an officer                                                         --                565
Advances to shareholders                                                   501                 --
-------------------------------------------------------------------------------------------------
TOTAL CURRENT ASSETS                                                    68,470             40,595
-------------------------------------------------------------------------------------------------
Property, plant and equipment, net                                      20,661             24,957
Advances to a shareholder                                                  697                781
Assets of business transferred under contractual
  arrangements [preferred shares]                                        3,640              3,792
Pension assets                                                           1,619              2,053
Other assets                                                             1,312                 --
-------------------------------------------------------------------------------------------------
                                                                        96,399             72,178
=================================================================================================

CEDAR GROUP, INC.


                           CONSOLIDATED BALANCE SHEET
                                  [CONTINUED]


As at September 30
[In thousands of U.S. dollars]



                                                                         1995               1994
                                                                           $                 $
------------------------------------------------------------------------------------------------
LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES
Bank indebtedness                                                        1,688                --
Notes payable - bank                                                     5,000                --
Accounts payable                                                        31,075            15,764
Accrued expenses                                                           916             2,034
Customer advances                                                        6,062             5,561
------------------------------------------------------------------------------------------------
TOTAL CURRENT LIABILITIES                                               44,741            23,359
------------------------------------------------------------------------------------------------
Advances from unincorporated joint venture                                 750                --
Note payable                                                               488                --
Deferred income taxes                                                    5,994             4,984
Accrued post-retirement benefits other than pensions                       522               518
Minority interest                                                       10,161            15,464
------------------------------------------------------------------------------------------------

STOCKHOLDERS' EQUITY
Preferred stock, $0.001 par value; 5,000,000 shares
  authorized, none issued
Common stock, $0.001 par value; 20,000,000 shares
  authorized; issued and outstanding:14,990,188 shares
  in 1995 and 13,507,918 shares in 1994                                     15                13
Additional paid-in capital                                              36,345            31,927
Deficit                                                                   (874)           (1,860)
Cumulative translation adjustment                                          142              (342)
------------------------------------------------------------------------------------------------
                                                                        35,628            29,738
Subscription receivable                                                 (1,885)           (1,885)
------------------------------------------------------------------------------------------------
TOTAL STOCKHOLDERS' EQUITY                                              33,743            27,853
------------------------------------------------------------------------------------------------
                                                                        96,399            72,178
================================================================================================

Commitments and contingencies [note  12]

See accompanying notes

CEDAR GROUP, INC.


                      CONSOLIDATED STATEMENT OF OPERATIONS


Year ended September 30
[In thousands of U.S. dollars, except per share data]



                                                                            1995              1994
                                                                             $                  $
---------------------------------------------------------------------------------------------------
SALES                                                                      155,750           67,959
---------------------------------------------------------------------------------------------------

Cost of sales                                                              139,407           59,295
Selling, general and administrative expenses                                15,433            8,107
---------------------------------------------------------------------------------------------------
                                                                           154,840           67,402
---------------------------------------------------------------------------------------------------
Profit from operations                                                         910              557
Interest expense, net                                                         (406)            (341)
Income from operations of joint-venture                                      2,165               --
Other income                                                                 1,236              767
---------------------------------------------------------------------------------------------------
Income before income taxes and minority interest                             3,905              983
---------------------------------------------------------------------------------------------------
Income taxes
  Current                                                                     (300)              70
  Deferred                                                                   1,993              230
---------------------------------------------------------------------------------------------------
                                                                             1,693              300
---------------------------------------------------------------------------------------------------
Income before minority interest                                              2,212              683
Minority interest - dividends on preferred shares                              (70)            (248)
Minority interest - common stock                                              (122)             (19)
---------------------------------------------------------------------------------------------------
NET INCOME                                                                   2,020              416
===================================================================================================

NET INCOME PER COMMON SHARE
  AND COMMON SHARE EQUIVALENT
  Primary                                                                     0.14             0.05
  Fully diluted                                                               0.11             0.03
---------------------------------------------------------------------------------------------------

WEIGHTED AVERAGE NUMBER OF COMMON SHARES
  AND COMMON SHARE EQUIVALENTS OUTSTANDING
  Primary                                                               14,929,000        8,912,000
  Fully diluted                                                         17,688,000       12,064,000
---------------------------------------------------------------------------------------------------

See accompanying notes

                               CEDAR GROUP, INC.

                CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                 [DOLLAR AMOUNTS IN THOUSANDS OF U.S. DOLLARS]


YEARS ENDED SEPTEMBER 30, 1995 AND 1994
------------------------------------------------------------------------------------------------------------------------------------
                                                                                 ADDITIONAL                CUMULATIVE
                                                                   COMMON STOCK   PAID-IN                 TRANSLATION   SUBSCRIPTION
                                                         SHARES       AMOUNT      CAPITAL       DEFICIT    ADJUSTMENT    RECEIVABLE
                                                                         $           $             $           $             $
------------------------------------------------------------------------------------------------------------------------------------
Balance at September 30, 1993                           5,544,532           5       7,220       (2,276)         (21)       (1,885)

Issuance of common stock upon exercise of options         162,500           1         302             --          --            --

Issuance of common stock upon exercise of warrants      3,591,706           4      13,191             --          --            --

Issuance of common stock for Unimetric Corp.               88,968          --         250             --          --            --

Issuance of common stock for stock issue expenses         295,000          --          --             --          --            --

Issuance of common stock through private placement      3,684,346           3      10,898             --          --            --

Issuance of common stock in repayment of debt.            140,866          --          66             --          --            --

Translation adjustments, net of income taxes of $-0-           --          --          --             --                        --
                                                               --          --          --             --        (321)
Net  income for the year                                       --          --          --            416          --            --
------------------------------------------------------------------------------------------------------------------------------------

Balance at September 30, 1994                          13,507,918          13      31,927         (1,860)       (342)       (1,885)
====================================================================================================================================

                               CEDAR GROUP, INC.
                CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                 [DOLLAR AMOUNTS IN THOUSANDS OF U.S. DOLLARS]
                                    [CONT'D]


YEARS ENDED SEPTEMBER 30, 1995 AND 1994
------------------------------------------------------------------------------------------------------------------------------------
                                                                                  ADDITIONAL              CUMULATIVE
                                                                   COMMON STOCK    PAID-IN               TRANSLATION   SUBSCRIPTION
                                                         SHARES       AMOUNT       CAPITAL     DEFICIT    ADJUSTMENT    RECEIVABLE
                                                                         $            $           $           $             $
------------------------------------------------------------------------------------------------------------------------------------
Balance at September 30, 1994                            13,507,918      13      31,927          (1,860)      (342)        (1,885)

Issuance of common stock upon conversion of Dominion
  Bridge, Inc. Class A preferred shares                     643,200       1       2,848              --         --             --

Issuance of common stock upon conversion of Unimetric
  Corporation preferred shares                              409,207       1       1,149              --         --             --

Issuance of common stock upon exercise of warrants          284,863      --         741              --         --             --

Issuance of common stock for services rendered               45,000      --         170              --         --             --

Issuance of common stock for stock issue expenses            90,000      --          --              --         --             --

Issuance of common stock upon exercise of warrants           10,000      --          16              --         --             --

Share issue costs                                                --      --        (506)             --         --             --

Settlement on acquisition of Minority Interest
  [note 3 ii]                                                    --      --          --          (1,034)        --             --

Translation adjustments, net of income taxes of $-0-             --      --          --              --        484             --

Net loss for the year                                            --      --          --           2,020         --             --
------------------------------------------------------------------------------------------------------------------------------------

Balance at September 30, 1995                            14,990,188      15      36,345            (874)       142         (1,885)
====================================================================================================================================

CEDAR GROUP, INC.


                      CONSOLIDATED STATEMENT OF CASH FLOWS


Year ended September 30
[In thousands of U.S. dollars]



                                                                         1995               1994
                                                                           $                 $
------------------------------------------------------------------------------------------------
CASH FLOW FROM OPERATING ACTIVITIES
Net income (loss)                                                        2,020              416
Adjustments to reconcile net loss to net cash provided by
  (used for) operating activities
  Depreciation and amortization                                          3,217            2,224
  Common stock issued for services                                         170               --
  Deferred income tax                                                    1,993              230
  Deferred pension cost                                                    434               --
  Gain on sale of assets                                                  (689)            (210)
  Others - net                                                             300             (263)
  Income from operations of a joint venture                             (2,165)              --
  Advances from a joint venture                                          1,189               --
  (Increase) decrease in accounts receivable                           (10,797)          (6,594)
  (Increase) decrease in prepaid expenses and other assets                 806              629
  (Increase) decrease in inventories                                    (3,148)           2,390
  (Decrease) increase in accounts payable                                5,660           (1,529)
  (Decrease) increase in customer advances                              (3,263)          (5,132)
-----------------------------------------------------------------------------------------------
NET CASH USED IN OPERATING ACTIVITIES                                   (4,273)          (7,839)
-----------------------------------------------------------------------------------------------

CASH FLOW FROM INVESTING ACTIVITIES
Decrease (increase) in investments                                       2,696           (1,169)
Decrease (increase) in term deposits                                    (1,688)              --
Cash consideration paid for acquired businesses                         (4,476)          (4,550)
Cash of acquired businesses                                                544               --
Purchase of minority interest of subsidiaries                           (8,298)              --
Repayment by (advance to) divested businesses                              739             (902)
Repayment by (advance to) to a shareholder                                (417)          (1,734)
Repayment by (advance to) to an officer                                    565             (565)
Cash payment for purchase of equipment                                     (10)             (94)
Proceeds from sale of property and equipment                             2,152              604
-----------------------------------------------------------------------------------------------
NET CASH PROVIDED BY (USED IN) INVESTING ACTIVITIES                     (8,193)          (8,410)
-----------------------------------------------------------------------------------------------

CEDAR GROUP, INC.


                      CONSOLIDATED STATEMENT OF CASH FLOWS
                                  [CONTINUED]


Year ended September 30
[In thousands of U.S. dollars]


                                                                            1995             1994
                                                                             $                 $
-------------------------------------------------------------------------------------------------
CASH FLOW FROM FINANCING ACTIVITIES
Proceeds from issuance of common stock                                      3,493           10,901
Proceeds from exercise of warrants                                            757           13,195
Proceeds from exercise of options                                              --              303
Net repayments on line of credit                                               --           (3,408)
Issue of preferred shares of subsidiary to minority interest                   --              200
Bank Indebtedness                                                           1,688               --
Note payable                                                                  488               --
Note payable-Bank                                                           5,000               --
Payment of other obligations                                                   --             (592)
--------------------------------------------------------------------------------------------------
NET CASH PROVIDED BY FINANCING ACTIVITIES                                  11,426           20,599
--------------------------------------------------------------------------------------------------
Effect of foreign exchange rate changes on cash                               227               93
--------------------------------------------------------------------------------------------------

NET CHANGE IN CASH                                                           (813)           4,443
Cash, at beginning of year                                                  5,578            1,135
--------------------------------------------------------------------------------------------------
CASH, AT END OF YEAR                                                        4,765            5,578
==================================================================================================

SUPPLEMENTAL CASH FLOW INFORMATION
Cash paid during the year for:
Interest                                                                      406              341
Taxes                                                                         310               --
--------------------------------------------------------------------------------------------------
NON-CASH INVESTING AND FINANCING ACTIVITIES
Issuance of common stock for acquisition of businesses
  Fair value of assets acquired [net of cash acquired]                         --            2,771
  Liabilities assumed and minority interest                                    --            1,721
--------------------------------------------------------------------------------------------------
Net assets acquired                                                            --            1,050
Cash outlays                                                                   --              800
--------------------------------------------------------------------------------------------------
Issuance of common stock for acquisitions                                      --              250
==================================================================================================

Preferred shares received on transfer of assets of divested businesses
Fair value of net assets divested                                              --            4,531
Cash received                                                                  --              739
--------------------------------------------------------------------------------------------------
Preferred shares of the acquirer of divested businesses                        --            3,792
==================================================================================================

Issuance of common stock for services                                         170               --
--------------------------------------------------------------------------------------------------

Issuance of common stock in repayment of debt                                  --               66
--------------------------------------------------------------------------------------------------

See accompanying notes

CEDAR GROUP, INC.


                        NOTES TO CONSOLIDATED FINANCIAL
                                   STATEMENTS



September 30, 1995
[All dollar figures are in thousands of U.S. dollars unless otherwise indicated]





1.    NATURE OF OPERATIONS

Cedar Group Inc., a Delaware corporation registered in Conshohocken, Pennsylvania, with executive offices in Montreal, Canada, specializes in international engineering, infrastructure development and project management and in the manufacture and distribution of specialty industrial and aerospace fasteners.



2.    SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

These consolidated financial statements have been prepared by management in accordance with accounting principles generally accepted in the United States, the most significant of which are outlined below. These principles require the use of estimates to measure the financial effects of past transactions or events and the present status of assets and liabilities.

PRINCIPLES OF CONSOLIDATION

The financial statements include the accounts of the Company and its subsidiaries. All significant intercompany accounts and transactions have been eliminated in the consolidation.

CASH AND INVESTMENTS

Cash includes short-term deposits with terms less than 90 days.

Short-term deposits with terms longer than 90 days are stated at cost which approximate fair market value.

CONSTRUCTION CONTRACTS

Income on construction contracts is recognized on the percentage of completion basis. Provisions for anticipated losses on uncompleted contracts are made in the period in which losses are first determinable. Included in accounts receivable are unbilled receivables related to these contracts of $5,898 and $2,694 at September 30, 1995 and 1994 respectively.

INVENTORIES

Work in process related to construction contracts is stated at accumulated costs less amounts charged to income based on the percentage of completion of individual contracts. Raw materials are stated at the lower of cost [first-in, first-out] or replacement cost. Finished goods comprise steel and steel hardware products held for sale and are stated at the lower of cost [first-in, first-out] or net realizable value.

CEDAR GROUP, INC.


                        NOTES TO CONSOLIDATED FINANCIAL
                                   STATEMENTS



September 30, 1995
[All dollar figures are in thousands of U.S. dollars unless otherwise indicated]




2.    SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES [CONT'D]

INVESTMENT IN UNINCORPORATED JOINT VENTURE

The Company's investment in an unincorporated joint venture is accounted for by the equity method whereby the investment is initially recorded at cost and the carrying value adjusted thereafter to include the Company's pro rata share of earnings less drawings received. The company recognized its share of the unincorporated joint venture's income from acquisition, April 1, 1995 to September 30, 1995.

PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment, including assets that were acquired under capital leases, are stated at cost. Maintenance and repairs are charged to expense as incurred. When assets are sold or otherwise disposed of, the cost and related accumulated depreciation are removed from their respective accounts and the resulting gain or loss is reflected in current operations.
Depreciation is computed on the straight-line method over the estimated useful lives of the assets, generally five to seven years for machinery and equipment and forty years for buildings.

PENSION COSTS

The Company maintains defined benefit pension plans which cover substantially all of its Canadian employees. Pension plan obligations are valued using the projected benefit actuarial method and best estimate assumptions. Pension plan assets are valued at market-related values.

POST-RETIREMENT BENEFITS OTHER THAN PENSIONS

The Company accrues for benefits such as health care and life insurance coverage that retired employees are entitled to. The obligation is adjusted on an annual basis to reflect the expected cost of providing post-retirement benefits during the years an employee renders service.

CEDAR GROUP, INC.


                        NOTES TO CONSOLIDATED FINANCIAL
                                   STATEMENTS



September 30, 1995
[All dollar figures are in thousands of U.S. dollars unless otherwise indicated]




2.    SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES [CONT'D]

TRANSLATION OF FOREIGN CURRENCIES AND FOREIGN EXCHANGE CONTRACTS

All assets and liabilities of the Company's subsidiaries operating outside the United States are translated into U.S. dollars using current exchange rates and income statement items are translated using weighted average exchange rates for the year. The resulting translation adjustment is included as a component of stockholders' equity. Other foreign currency transaction gains and losses are included in determining net income.

The Company uses forward foreign exchange contracts primarily to offset the effects of foreign currency fluctuations related to foreign-denominated receivables and payables transactions and also to hedge firm sale and purchase commitments. Gains or losses on forward foreign exchange contracts which hedge an identifiable foreign currency commitment are deferred and recognized as the related transactions are settled. Gains or losses on all other forward foreign exchange contracts, both realized and unrealized, are recognized in determining net income as incurred.

INCOME TAXES

The Company accounts for income taxes under the liability method. Deferred taxes reflect the tax consequences on future years of differences between the tax bases of assets and liabilities and their financial reporting amounts.

NET INCOME PER SHARE

Primary net income per common share is computed by dividing the income applicable to common shares by the weighted average number of shares of common stock outstanding and common stock equivalents including the dilutive effect of options and warrants from the date of grant.

Net income per common share on a fully diluted basis assumes that convertible preferred shares were converted to common stock at either the beginning of each year or the date of issuance.

CEDAR GROUP, INC.


                        NOTES TO CONSOLIDATED FINANCIAL
                                   STATEMENTS



September 30, 1995
[All dollar figures are in thousands of U.S. dollars unless otherwise indicated]




3.    ACQUISITIONS AND DIVESTED BUSINESSES

[i]   ACQUISITION OF STEEN CONTRACTORS LIMITED

Effective April 1, 1995, the Company acquired 75% of the common stock of Steen Contractors Limited ["Steen"], a Canadian Company engaged in construction services provided in Canada. The acquisition has been accounted for by the purchase method and earnings have been included in the results of operations from the date of the acquisition.

The total cost of the acquisition was allocated to the net assets acquired on the basis of their fair value as follows:

                                                                             $
---------------------------------------------------------------------------------
Current assets                                                             18,505
Fixed assets                                                                  255
Other assets                                                                1,235
---------------------------------------------------------------------------------
Total assets                                                               19,995
---------------------------------------------------------------------------------
Current liabilities                                                        12,056
Other liabilities                                                           1,726
---------------------------------------------------------------------------------
Total liabilities                                                          13,782
---------------------------------------------------------------------------------
Net assets                                                                  6,213
Common shares held by minority shareholders at book value                   1,737
---------------------------------------------------------------------------------
NET CASH CONSIDERATION PAID                                                 4,476
=================================================================================

The acquisition was financed by a term loan from Bankers Trust maturing October 31, 1995.

The Company is required to purchase the remaining common shares of Steen in two instalments. The first instalment amounting to 15% of Steen's outstanding shares are to be acquired on May 1, 1996 at a price equal to the net book value per share of Steen on December 31, 1995. The final instalment, amounting to the remaining 10% of Steen's outstanding shares is to be purchased on May 1, 1997 at a price equal to the net book value per share of Steen on December 31, 1996.

CEDAR GROUP, INC.


                        NOTES TO CONSOLIDATED FINANCIAL
                                   STATEMENTS



September 30, 1995
[All dollar figures are in thousands of U.S. dollars unless otherwise indicated]




3.    ACQUISITIONS AND DIVESTED BUSINESSES [CONT'D]

[ii]  ACQUISITION OF DOMINION BRIDGE INC.

Effective March 9, 1994, the Company acquired from United Dominion Industries Limited ["UDIL"] 85% of the common stock of Dominion Bridge Inc. ["DB"], a Canadian company engaged in construction and engineering services provided in Canada and Asia. The acquisition has been accounted for by the purchase method and earnings have been included in the results of operations from the date of the acquisition.

The total cost of the acquisition was allocated to the net assets acquired on the basis of their fair value as follows:

                                                                             $
---------------------------------------------------------------------------------
Current assets                                                             23,381
Fixed assets                                                               25,632
Other assets                                                                3,525
---------------------------------------------------------------------------------
Total assets                                                               52,538
---------------------------------------------------------------------------------
Current liabilities                                                        23,765
Other liabilities                                                          10,604
---------------------------------------------------------------------------------
Total liabilities                                                          34,369
---------------------------------------------------------------------------------
Net assets                                                                 18,169
Preferred and common shares held by a minority shareholder                 14,419
---------------------------------------------------------------------------------
NET CASH CONSIDERATION PAID                                                 3,750
=================================================================================

The acquisition was financed from existing cash holdings.


The Cdn. $18,338 Class "A" Preferred Shares bearing a cumulative dividend of 7.5%, to be held by UDIL in DB are convertible into the Company's common stock at a rate of Cdn. $6.00 per share. UDIL shall have registration rights with respect to such shares after 12 months from the date of issuance. The Company has a call option after two years to purchase [or to cause DB to redeem] the Class "A" Preferred Shares at the rate of Cdn. $2,000 per year. UDIL will also have a put option whereby after two years UDIL shall have the right to put the Class "A" Preferred Shares to DB at a rate of Cdn. $2,000 per year. The Company also shall have the right on any day that the market value of the Company's common stock equals or exceeds Cdn. $8.00 to exchange all or any part of the Class "A" Preferred Shares held by UDIL for shares of the Company's stock at a specified exchange rate. The minimum conversion value must equal the initial face value of the Class "A" Preferred Shares plus a 15% premium.
In the event that the Company issues common equity into the public markets [registered public equity offerings], the cash proceeds are required to

CEDAR GROUP, INC.


                        NOTES TO CONSOLIDATED FINANCIAL
                                   STATEMENTS



September 30, 1995
[All dollar figures are in thousands of U.S. dollars unless otherwise indicated]




be utilized in the first instance to pay off one-third of UDIL's remaining Class "A" Preferred Shares.

CEDAR GROUP, INC.


                        NOTES TO CONSOLIDATED FINANCIAL
                                   STATEMENTS



September 30, 1995
[All dollar figures are in thousands of U.S. dollars unless otherwise indicated]




3.    ACQUISITIONS AND DIVESTED BUSINESSES [CONT'D]

On October 21, 1994 the Company agreed to acquire the minority holdings of common and Class "A" preferred shares of DB held by UDIL. The agreement provides that these interests would be acquired for cash payments of Cdn. $18,000, the transfer of assets having a book value of Cdn. $1,368 and the waiver of the preferred dividend requirement for the Company's 1994 fourth quarter. As of September 30, 1995 the Company has paid Cdn. $8,300, transferred the assets and received all of the common shares of DB held by UDIL and Cdn. $8,786 face value of preferred shares. The remaining balance of preferred shares of DB held by UDIL may be purchased by the Company at face value plus a 15% premium at any time to March 31, 1995.

All other conditions applicable to the Class "A" Preferred Shares remain in effect.

On December 18, 1995 the Company accepted the offer of UDIL to acquire all remaining preferred shares of DB and the waiver of all claims and dividends for aggregate consideration of Cdn. $11,000 [U.S. $8,200] consisting of a cash payment of Cdn. $4,500 and the issue of up to 1,158,334 common shares of the Company to realize Cdn. $6,500. The book value of these minority interests at September 30, 1995 was $7,166. The excess of the final settlement of $8,200 over the book value of $7,166 has been charged as a capital transaction in the statement of stockholder's equity at September 30, 1995 and an increase in minority interest in the amount of $1,034.

The cash payment of $4,500 was paid with funds raised by the issuance of preferred shares of a newly incorporated subsidiary which are convertible into the Company's common stock.

[iii] ACQUISITION OF UNIMETRIC CORPORATION

Effective January 1, 1994, the Company acquired from Ateliers de la Haute-Garonne ["AHG"] 70% of the common stock of Unimetric Corporation ["Unimetric"], a United States manufacturer of specialty fasteners for the aerospace and industrial markets. The acquisition has been accounted for by the purchase method and earnings have been included in the results of operations from the date of the acquisition.

CEDAR GROUP, INC.


                        NOTES TO CONSOLIDATED FINANCIAL
                                   STATEMENTS



September 30, 1995
[All dollar figures are in thousands of U.S. dollars unless otherwise indicated]




3.    ACQUISITIONS AND DIVESTED BUSINESSES [CONT'D]

[iii] ACQUISITION OF UNIMETRIC CORPORATION [CONT'D]

The total cost of the acquisition was allocated to the net assets acquired on the basis of their fair value as follows:

                                                                              $
---------------------------------------------------------------------------------
Current assets                                                              1,136
Fixed assets                                                                1,613
Other assets                                                                   22
---------------------------------------------------------------------------------
Total assets                                                                2,771
---------------------------------------------------------------------------------
Current liabilities                                                           539
Long-term debt                                                                356
---------------------------------------------------------------------------------
Total liabilities                                                             895
---------------------------------------------------------------------------------
Net assets                                                                  1,876
Preferred and common shares held by a minority shareholder                    826
---------------------------------------------------------------------------------
NET CONSIDERATION PAID                                                      1,050
=================================================================================

The acquisition was financed by:

                                                                              $
---------------------------------------------------------------------------------
Issuance of common shares                                                     250
Cash payment                                                                  800
---------------------------------------------------------------------------------
                                                                            1,050
=================================================================================

The cash payment includes $200 which was invested by the minority interest in preferred shares of Unimetric Corporation.

The 409,207 preferred shares of Unimetric which have a total face value of $1,150 and a non-cumulative dividend of 4% to be held by AHG were convertible in whole into the Company's common stock on a one-for-one basis until March 12, 1995.

CEDAR GROUP, INC.


                        NOTES TO CONSOLIDATED FINANCIAL
                                   STATEMENTS



September 30, 1995
[All dollar figures are in thousands of U.S. dollars unless otherwise indicated]




3.    ACQUISITIONS AND DIVESTED BUSINESSES [CONT'D]

[iv]  PRO-FORMA RESULTS

Set forth below is the Company's unaudited pro forma combined summary of operations for the years ended September 30, 1995 and 1994 as though each of the acquisitions had been made on October 1, 1993.

[In thousands except per share data]                                         1995             1994
                                                                               $                $
--------------------------------------------------------------------------------------------------
Sales                                                                     177,459          159,162
Net income (loss)                                                           1,114           (2,292)
Per common share
  Primary                                                                    0.07            (0.26)
  Fully diluted                                                              0.06            (0.26)
Average number of common shares and common
  share equivalents outstanding
  Primary                                                              14,929,000        8,951,000
  Fully diluted                                                        17,688,000        8,951,000
--------------------------------------------------------------------------------------------------

The unaudited pro forma combined summary of operations has been prepared utilizing the historical financial statements of the Company and the acquired businesses. The unaudited pro forma combined summary of operations does not purport to be indicative of the results which actually would have been obtained if the acquisitions had been made at the beginning of the Company's 1994 year or of future results of operations.

The unaudited pro forma combined summary of operations includes the effects of the purchase price allocation adjustments. The purchase price allocation adjustments include the adjustment of the net assets acquired to the price paid for them, including the estimated costs associated with the integration of the businesses.

CEDAR GROUP, INC.


                        NOTES TO CONSOLIDATED FINANCIAL
                                   STATEMENTS



September 30, 1995
[All dollar figures are in thousands of U.S. dollars unless otherwise indicated]




3.    ACQUISITIONS AND DIVESTED BUSINESSES [CONT'D]

[v]   DIVESTED BUSINESSES

Effective July 1, 1994, the Company decided to divest the Canadian commodity fastener distribution businesses, formerly conducted by Edinov. The results of operations to June 30, 1994 are included in the consolidated statements of operations and cash flows.

The transaction was completed on December 22, 1994 by the receipt of Cdn. $1,000 cash and Cdn. $5,135 preferred shares of the acquirer. No gain or loss was recognized on the transaction. The preferred shares bear a cumulative dividend equal to the bank prime rate at the beginning of every fiscal year where a dividend is declared and are collateralized by a pledge of Edinov's assets. These preferred shares are redeemable at varying amounts annually through 2009, commencing at Cdn. $250 in 1995 and 1996 and Cdn. $350 thereafter. The Company's ability to realize the value of the preferred shares is dependent on future operations of the divested businesses.

At September 30, 1994 the cash portion of the consideration received of $739 is presented in current assets. The consideration applicable to the preferred shares is presented as "Assets of business transferred under contractual arrangements [preferred shares]".



4.PROPERTY, PLANT AND EQUIPMENT

                                                                      ACCUMULATED          NET BOOK
                                                       COST          DEPRECIATION           VALUE
                                                         $                 $                  $
--------------------------------------------------------------------------------------------------
1995
Land                                                   7,157              --                7,157
Building                                               4,079              540               3,539
Machinery and equipment                               16,636            6,671               9,965
--------------------------------------------------------------------------------------------------
                                                      27,872            7,211              20,661
==================================================================================================

1994
Land                                                   7,093              --                7,093
Building                                               3,589              144               3,445
Machinery and equipment                               18,705            4,286              14,419
-------------------------------------------------------------------------------------------------
                                                      29,387            4,430              24,957
=================================================================================================

CEDAR GROUP, INC.


                        NOTES TO CONSOLIDATED FINANCIAL
                                   STATEMENTS



September 30, 1995
[All dollar figures are in thousands of U.S. dollars unless otherwise indicated]




5.    INVENTORIES

                                                    1995              1994
                                                      $                 $
----------------------------------------------------------------------------
Raw materials                                       3,443             4,252
Construction contracts, work in process             6,921             2,311
Finished goods                                      2,382             1,730
---------------------------------------------------------------------------
                                                   12,746             8,293
===========================================================================



6.  FINANCING ARRANGEMENTS

DB has pledged and mortgaged all of its fixed and other assets as security for a debenture of Cdn. $100,000 held by UDIL. This debenture secures any and all indebtedness due by DB to UDIL including payments made by UDIL under letters of credit and guarantees to which UDIL is a party. The debenture provides that DB may not dispose of its land and buildings nor pledge its inventories or receivables without the consent of UDIL.

The security interest in favour of UDIL is to be discharged upon redemption, conversion or purchase of the outstanding preferred shares of DB [see note 3ii].

As at September 30, 1995, Steen had available a $2,000 Cdn. line of credit bearing interest at prime plus .25%, none of which had been drawn during the year. The line of credit is collateralied by Steen's Book Debts.

As at September 30, 1995, DB had available a $5,000 Cdn. line of credit bearing interest at prime plus .75%. The terms of the line of credit require that all outstanding balances be fully collateralized by cash term deposits. As at September 30, 1995 $1,688 ($2,265 Cdn.) was outstanding. Subsequent to year end DB entered into a new agreement replacing this line of credit with a $12,000 Cdn. operating loan bearing interest at prime plus 1%. The loan is collateralized by a general assignment of DB's Inventory and Book Debts.

The highest and lowest drawings under the loan were $3,883 Cdn. and $1,598 Cdn. and the average balance outstanding during the year was $2,714 Cdn. The average rate of interest was 8.2%.

On July 31, 1995 the Company entered into an agreement with Bankers Trust Commercial Corporation to obtain a term loan in the amount of $5,000. This loan bears interest at prime plus 2% and is collateralized by the Company's investment in its subsidiary Steen Contractors Limited. Subsequent to year end, the Company repaid the term loan at its maturity date of October 31, 1995.

CEDAR GROUP, INC.


                        NOTES TO CONSOLIDATED FINANCIAL
                                   STATEMENTS



September 30, 1995
[All dollar figures are in thousands of U.S. dollars unless otherwise indicated]




7.    ADVANCES FROM UNINCORPORATED JOINT VENTURE

Steen, a Company's subsidiary, owns a 15% interest in an unincorported joint venture, a mechanical contractor in the oil and gas INDUSTRY.

The Company's share of assets, liabilities, revenue, expenses, gross margin, and net earnings of this joint venture for the six month period ended September 30, 1995 are as follows:

                                            SEPTEMBER 30,
                                                     1995
                                                      $
----------------------------------------------------------

Assets                                              1,608
Liabilities                                         2,358
Revenue                                             8,319
Expenses                                            6,400
Gross margin                                        1,865
Net earnings                                        1,919
=========================================================

Steen is jointly and severally liable for all the liabilities of the joint venture.

Steen's share, since acquisition by Cedar, of the income reported in the statement of operations consists of the following:

                                               SEPTEMBER 30,
                                                        1995
                                                          $
------------------------------------------------------------

Share of net earnings                                  1,919
Technology fees                                          246
------------------------------------------------------------
                                                       2,165
============================================================

At September 30, 1995 Steen had received cash advances of $750 in excess of income recognized, which amount is presented in long-term liabilities.

CEDAR GROUP, INC.


                        NOTES TO CONSOLIDATED FINANCIAL
                                   STATEMENTS



September 30, 1995
[All dollar figures are in thousands of U.S. dollars unless otherwise indicated]




8.    INCOME TAXES

The provision for income taxes on income from operations comprises the following elements:

                                                          1995           1994
                                                            $              $
-----------------------------------------------------------------------------
CURRENT

United States - Federal                                     --             --
United States - State                                       --             --
Canada                                                    (300)            70
-----------------------------------------------------------------------------
                                                          (300)            70
-----------------------------------------------------------------------------

                                                           1995          1994
                                                             $             $
-----------------------------------------------------------------------------
DEFERRED

United States - Federal                                  (122)             --
United States - State                                     (17)             --
Canada                                                  2,132             230
-----------------------------------------------------------------------------
                                                        1,993             230
-----------------------------------------------------------------------------
                                                        1,693             300
=============================================================================

The related income (loss) from operations before income taxes is as follows:


                                                         1995           1994
                                                           $              $
----------------------------------------------------------------------------
United States                                           (1,246)         (381)
Canada                                                   5,151         1,364
----------------------------------------------------------------------------
                                                         3,905           983
============================================================================

CEDAR GROUP, INC.


                        NOTES TO CONSOLIDATED FINANCIAL
                                   STATEMENTS



September 30, 1995
[All dollar figures are in thousands of U.S. dollars unless otherwise indicated]




8.    INCOME TAXES [CONT'D]

Deferred tax liabilities and assets comprise the following elements at September 30:

                                                            1995         1994
                                                              $            $
-------------------------------------------------------------------------------
Deferred tax liabilities
  Book over tax value of property and equipment             4,443         5,674
  Pension asset                                               615           788
  Operating income from joint venture                       1,226            --
  Completed Contracts basis                                 1,334            --
-------------------------------------------------------------------------------
                                                            7,618         6,462
-------------------------------------------------------------------------------
Deferred tax assets
  OPEB obligation                                             203           199
  Rationalization reserves                                    481           781
  Net operating loss carryforward                           2,019         1,194
  Valuation allowance for operating loss carryforward      (1,533)         (831)
  Other - net                                                 454           135
-------------------------------------------------------------------------------
                                                            1,624         1,478
-------------------------------------------------------------------------------
NET DEFERRED TAX LIABILITIES                                5,994         4,984
===============================================================================

The difference between the Company's effective income tax rate and the statutory rate on income from operations is reconciled below:

                                                             1995          1994
                                                               $            $
--------------------------------------------------------------------------------
Income tax expense at U.S. statutory rate                    1,367          344
State tax, net of federal tax benefits                         234           59
Foreign income taxes at less than statutory rate              (155)         (35)
Operating losses without tax benefit                           162           --
Difference in book-tax asset basis                              --          (15)
Other                                                           85          (53)
--------------------------------------------------------------------------------
                                                             1,693          300
================================================================================

CEDAR GROUP, INC.


                        NOTES TO CONSOLIDATED FINANCIAL
                                   STATEMENTS



September 30, 1995
[All dollar figures are in thousands of U.S. dollars unless otherwise indicated]




8.    INCOME TAXES [CONT'D]

As at September 30, 1995, the Company had unused net operating loss carryforwards for income tax purposes which expire as follows:

                                                            UNITED STATES
                                                               FEDERAL
                                                                  $
-----------------------------------------------------------------------
September 30,
2006                                                               600
2007                                                             1,673
2008                                                             1,465
2009                                                               381
2010                                                               340
-----------------------------------------------------------------------
                                                                 4,459
=======================================================================

The benefit of these losses has been recognized in the Company's books. For financial reporting purposes, a valuation allowance of $1,533 [1994 - $831] has been recognized to offset the deferred tax assets related to the United States losses since the use of these losses may be severely limited by the separate return limitation year rules and change of ownership rules.

CEDAR GROUP, INC.


                        NOTES TO CONSOLIDATED FINANCIAL
                                   STATEMENTS



September 30, 1995
[All dollar figures are in thousands of U.S. dollars unless otherwise indicated]




9.    BENEFIT PLANS

PENSION PLANS

The Company maintains defined benefit pension plans covering employees at most Canadian operations. The benefits are based on an average of the employee's earnings in the years preceding retirement and on credited service. Certain supplemental unfunded plan arrangements also provide retirement benefits to specified groups of participants.

The Company's funding policy for these plans is to contribute amounts sufficient to meet the minimum funding requirements of the regulatory authorities, plus any additional amounts which the Company may determine to be appropriate.

The net pension expense for Company-sponsored pension plans consists of the following components:

                                                               1995           1994
                                                                 $             $
----------------------------------------------------------------------------------
Service cost - benefits earned during the year                  894            881
Interest cost on projected benefit obligation                 1,173          1,178
Return on plan assets                                        (1,280)        (1,354)
Net amortization                                                  8             --
----------------------------------------------------------------------------------
NET PENSION EXPENSE                                             795            705
==================================================================================

CEDAR GROUP, INC.


                        NOTES TO CONSOLIDATED FINANCIAL
                                   STATEMENTS



September 30, 1995
[All dollar figures are in thousands of U.S. dollars unless otherwise indicated]




9.    BENEFIT PLANS [CONT'D]

The reconciliation of the funded status of pension plans is as follows:

                                                                 1995           1994
                                                                   $             $
-------------------------------------------------------------------------------------
Plan assets at fair value                                       17,305         18,568
Actuarial present value of projected benefit obligations        16,155         15,997
-------------------------------------------------------------------------------------
Plan assets in excess of projected benefit obligation            1,150          2,571
Unrecognized prior service cost for plan amendments                361             --
Unrecognized net experience loss (gain)                            108           (518)
-------------------------------------------------------------------------------------
NET PENSION ASSET RECOGNIZED IN THE
  CONSOLIDATED BALANCE SHEET                                     1,619          2,053
=====================================================================================

The weighted average of assumptions used in the determination of the projected benefit obligation is:

                                                                    1995           1994
                                                                      %             %
---------------------------------------------------------------------------------------
Discount rate                                                        8.0            8.0
Rate of increases in compensation level                              6.0            6.0
Expected long-term rate of return on assets                          8.0            8.0
---------------------------------------------------------------------------------------

The assets of the Company-sponsored plans are invested primarily in equities and bonds.

POST-RETIREMENT BENEFITS OTHER THAN PENSIONS

The Company currently provides post-retirement health care and life insurance benefits to most Canadian retirees. In general, employees who retire after attaining age 60 with five years of service are eligible for continued health care and life insurance coverage. Dependant health care and life insurance coverage are also available. Most retirees contribute toward the cost of health care coverage, with the contributions generally varying based on service. The Company accrues the expected cost of providing post-retirement benefits during the years an employee renders service.

Net periodic post-retirement benefit cost includes the following components:

                                                                      1995           1994
                                                                        $             $
-----------------------------------------------------------------------------------------
Service cost - benefits earned during the year                         1              1
Interest cost on accumulated post-retirement benefit obligation       40             41

CEDAR GROUP, INC.


                        NOTES TO CONSOLIDATED FINANCIAL
                                   STATEMENTS



September 30, 1995
[All dollar figures are in thousands of U.S. dollars unless otherwise indicated]





----------------------------------------------------------------------------------------
NET PERIODIC POST-RETIREMENT BENEFIT COST                             41             42
========================================================================================

CEDAR GROUP, INC.


                        NOTES TO CONSOLIDATED FINANCIAL
                                   STATEMENTS



September 30, 1995
[All dollar figures are in thousands of U.S. dollars unless otherwise indicated]




9.    BENEFIT PLANS [CONT'D]

At present, there is no prefunding of the post-retirement benefits recognized under FASB Statement No. 106. The following table presents the status of the plans reconciled with amounts recognized in the consolidated balance sheet for the Company's post-retirement benefits:

                                                                    1995           1994
                                                                      $              $
---------------------------------------------------------------------------------------
Accumulated post-retirement benefit obligation
  Active plan participants                                           522            518
---------------------------------------------------------------------------------------
POST-RETIREMENT BENEFIT LIABILITY RECOGNIZED
IN THE CONSOLIDATED BALANCE SHEET                                    522            518
=======================================================================================


For measurement purposes, the assumed weighted average annual rate of increase per capita cost of health care benefits is 12 percent for 1995 and assumed to decrease one percent per year to 7 percent in the year 2000 and remain constant thereafter. The weighted average discount rate used in determining the accumulated post-retirement benefit obligation was 8 percent at September 30, 1995. The rate of increase on compensation levels assumed was 6 percent.

OTHERS

The Company contributes to defined contribution plans for eligible Canadian employees in its Steen subsidiary. Company contributions to the plan were $186 in 1995.


10.RELATED PARTY TRANSACTIONS

In 1995 the Company advanced $994 to a shareholder, Group Fidutech International Inc. Of this amount $577 was repaid during the year. The balance of $417 is non-interest bearing and has no fixed repayment terms and was repaid in December 1995.

In 1994 the Company advanced $1,734 to a shareholder, Fidutech Technologies Ltd and its affiliates. Of this amount, $1,155 was assumed by the acquirer of Edinov as of July 1, 1994, [note 3v]. The balance of $781 is non-interest bearing and has no fixed repayment terms. In December 1995, Fidutech Technologies Ltd. repaid $84 of this balance.

The amount due from an officer of $565, outstanding as at September 30, 1994 was repaid in January 1995.

CEDAR GROUP, INC.


                        NOTES TO CONSOLIDATED FINANCIAL
                                   STATEMENTS



September 30, 1995
[All dollar figures are in thousands of U.S. dollars unless otherwise indicated]

CEDAR GROUP, INC.


                        NOTES TO CONSOLIDATED FINANCIAL
                                   STATEMENTS



September 30, 1995
[All dollar figures are in thousands of U.S. dollars unless otherwise indicated]




11.   STOCKHOLDERS' EQUITY

1995

In December, 1994, the Company sold to Groupe Fidutech International, Inc. ("GFI") Cdn. $2,700 of Class A Preferred Shares of Dominion Bridge Inc. which it held. Subsequently, pursuant to the terms of the Class A Preferred Shares, GFI converted the Cdn. $2,700 of Class A Preferred Shares into 450,000 shares of common stock of the Company. GFI is owned by certain officers and directors of the Company. During the year the Company issued an additional 193,200 shares of its common stock at a price of $4.43 per share upon conversion of Class A Preferred Shares of Dominion Bridge Inc., in accordance with the terms of the Preferred Shares. These conversion transactions of Dominion Bridge Inc. Class A Preferred Shares provided total proceeds of $2,849.

In December 1994, the Company issued 409,207 shares of its common stock at a price of $2.81 per share upon conversion of preferred shares of Unimetric Corporation in accordance with the terms of the preferred shares for total consideration of $1,150.

During the year the Company issued 262,363 shares of its common stock to Fidutech Technologies Inc. a company owned by an officer of the Company and 22,500 shares to an individual at a price of $2.60 upon exercise of warrants granted in connection with the September 30, 1993 private placement for aggregate proceeds of $741.

During the year the Company issued 45,000 shares of its common stock to various parties for services rendered aggregating $170. The amount has been included in selling, general and administrative expenses for the year ended September 30, 1995.

During the year the Company issued 90,000 shares of its common stock for services rendered by underwriters and directors in May 1993.

On February 2, 1995 the Company issued 10,000 shares of its common stock at a price of $1.68 upon exercise of warrants issued on September 30, 1993.

CEDAR GROUP, INC.


                        NOTES TO CONSOLIDATED FINANCIAL
                                   STATEMENTS



September 30, 1995
[All dollar figures are in thousands of U.S. dollars unless otherwise indicated]




11.   STOCKHOLDERS' EQUITY [CONT'D]

1994

On March 31, 1994, the Company issued 3,354,346 shares of its common stock at a price of $3.25 per share, aggregating $10,901 and warrants to purchase 3,354,346 common shares at a price of $3.75 per share; these warrants were exercised in July 1994, for proceeds aggregating $12,579. The Company issued to an underwriter 200,000 warrants to purchase an equivalent number of common shares at a price of $4.00 per share until January 31, 1999. The Company also issued 330,000 shares of its common stock and 200,000 warrants to purchase 100,000 common shares at a price of $3.25 per share until March 31, 1995 and 100,000 common shares at a price of $3.75 and $4.00 per share if exercised before March 31, 1995 and March 31, 1996 respectively, to two individuals for services rendered in connection with the private placement.

On March 31, 1994, the Company issued 88,968 shares of its common stock at a price of $2.81 per share, aggregating $250, as part of the consideration for the purchase of 70% of the outstanding shares of Unimetric Corporation common stock.

On March 1, 1994, the Company issued 140,866 shares of its common stock at a price of $0.47 per share pursuant to a convertible debenture issued to an officer for aggregate proceeds of $66.

In 1994, the Company issued 295,000 shares of its common stock for services rendered by underwriters and directors in connection with stock issuance for funds raised in 1993.

In 1994, the Company issued 42,500 of its common stock upon exercise of options granted to underwriters and advisers for aggregate proceeds of $102.

In 1994, the Company issued 237,360 shares of its common stock at a price of $2.60 per share upon exercise of warrants granted in connection with the September 30, 1993 private placement for aggregate proceeds of $616.

1993

On September 30, 1993, the company issued to Fidutech Technologies, Inc. 1,044,445 shares of its common stock at a price of $2.25 per share, aggregating $2,350. The Company received $465 in cash and the balance has been reflected in stockholders' equity in the accompanying consolidated balance sheets as a subscription receivable amounting to $1,885.

CEDAR GROUP, INC.


                        NOTES TO CONSOLIDATED FINANCIAL
                                   STATEMENTS



September 30, 1995
[All dollar figures are in thousands of U.S. dollars unless otherwise indicated]




11.   STOCKHOLDERS' EQUITY [CONT'D]

INCENTIVE PLAN

During the year, the shareholders of the Company authorized the issuance of options to purchase 800,000 shares of Common Stock to the two executive officers of the Company and 535,000 shares of Common stock to the non-executive officers and key employees of the Company exercisable over a three year period at a price of $4.125 per share pursuant to the 1995 Stock Option Plan.

Transactions involving options are summarized as follows:

                                                                                       OPTION PRICE
                                                                     SHARES             PER SHARE           AGGREGATE
---------------------------------------------------------------------------------------------------------------------
                                                                        #                   $                   $
OUTSTANDING
SEPTEMBER 30, 1993                                                   130,125           .59 to 1.68             216
Granted                                                              300,000                  2.68             804
Cancelled                                                            120,000           .59 to 1.68             201
Exercised                                                             10,125           .59 to 1.68              15
---------------------------------------------------------------------------------------------------------------------
OUTSTANDING
SEPTEMBER 30, 1994                                                   300,000                  2.68             804

Granted                                                            1,535,000                 4.125           6,332
Exercised                                                                 --                    --              --
Cancelled                                                                 --                    --              --
---------------------------------------------------------------------------------------------------------------------
OUTSTANDING
SEPTEMBER 30, 1995                                                 1,835,000         2.68 to 4.125           7,136
=====================================================================================================================


As at September 30, 1995, all options outstanding are exercisable. The options granted in 1994 were due to expire on November 19, 1995 but were extended to November 19, 1996.

CEDAR GROUP, INC.


                        NOTES TO CONSOLIDATED FINANCIAL
                                   STATEMENTS



September 30, 1995
[All dollar figures are in thousands of U.S. dollars unless otherwise indicated]




12.   COMMITMENTS AND CONTINGENCIES

The Company's Canadian subsidiary, DB, periodically enters into forward exchange contracts to hedge specific anticipated foreign currency inflows. It does not engage in speculation. The foreign exchange contracts do not subject the Company to operating risk due to exchange rate movements because gains and losses on these contracts offset losses and gains on the transactions being hedged. As at September 30, 1995 and 1994, the Company had approximately NIL and $5,040 of foreign exchange contracts outstanding, hedging specific transactions. The forward exchange contracts generally have maturities which do not exceed one year and exchange rates are agreed to at the inception of the contracts. No significant gains or losses are deferred in the consolidated balance sheet.

The Company leases office and warehouse space under noncancellable operating leases. Future minimum lease payments under all noncancellable leases for the years subsequent to September 30, 1995 consist of the following:

                                                                            $
-------------------------------------------------------------------------------
1996                                                                      1,035
1997                                                                        534
1998                                                                        364
1999                                                                        292
2000                                                                        270
Subsequent to 2000                                                          203
-------------------------------------------------------------------------------

Total rent expense for all operating leases amounted to $976 and $834 for the years ended September 30, 1995 and 1994, respectively.

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

CEDAR GROUP, INC.


                        NOTES TO CONSOLIDATED FINANCIAL
                                   STATEMENTS



September 30, 1995
[All dollar figures are in thousands of U.S. dollars unless otherwise indicated]




12.   COMMITMENTS AND CONTINGENCIES [CONT'D]

During the year, the Company submitted a Claim Notification Letter to a customer and issued invoices to another customer against which a cash advance $2,100 was applied. These amounts were originated with a view to recovering substantial cost increases pertaining to the design manufacture and delivery of major infrastructure assets. The Company believes that its costs and expenses claimed are justified and has obtained a third party analysis as to the reasonability of its claim to the first customer. It has also received acknowledgment of the invoices issued to the second customer. The value of these claims has been recognized in sales in the amount of $3,672. While management believes that the favourable outcome of these claims is probable, their resolution will involve further negotiation with the clients, or arbitration, and the ultimate realization may vary from the current estimates.

Effective July 4, 1994 the Company agreed to acquire 75% of the common shares of Stelco Fasteners Limited ["Fasteners"], a manufacturer of fasteners for the automotive industry from Stelco Inc. ["Stelco"] for a purchase consideration of Cdn. $2,000 in cash. Officers of the Company obtained operating and management control of Fasteners on that date. The shares and consideration were lodged with a trustee.

The acquisition agreement provided that the Company could propose certain adjustments to the interest retained by Stelco while Cedar completed its reorganization of the affairs of Fasteners. Negotiations on these adjustments, which were agreed to by representatives of Stelco, continued to December 14, 1994.

On December 15, 1994, the Company agreed to all outstanding issues and tendered the signed ancillary documents, a payment of Cdn. $2,000 and a Cdn. $1,000 loan to Fasteners. Stelco refused to accept the tender.

On December 17, 1994 the Company obtained a Court Order requiring both Stelco and the Company to remove themselves from operating control of Fasteners. The Order expired January 5, 1995 at which time Stelco asserted operating control of Fasteners. The Company maintains that it is the rightful owner of 75% of the common shares of Fasteners.

In light of these events, the Company adopted a conservative approach and has not consolidated financial results of Fasteners.

The Company commenced an action against Stelco on December 20, 1994 to obtain a declaration that the Company is the rightful owner of 75% of the common shares of Fasteners and for damages and is presently pursuing this action. The Company is not presently in any position to predict the conclusion of this pending litigation.

CEDAR GROUP, INC.


                        NOTES TO CONSOLIDATED FINANCIAL
                                   STATEMENTS



September 30, 1995
[All dollar figures are in thousands of U.S. dollars unless otherwise indicated]




13.   CONCENTRATION OF CREDIT RISK

Concentrations of credit risk with respect to trade receivables are limited due to the large number of customers comprising the Company's customer base and their dispersion across many different industries. The Company does not require collateral from its customers. As at September 30, 1995 and 1994, the Company had no significant concentrations of credit risk.


14.   BUSINESS SEGMENTS

The Company operates in the following industry segments:

Construction Products and Services - Design, engineering and construction of large industrial and commercial structures and construction services.

Fasteners - Design and manufacturing of specialty fasteners targeted at the aerospace industry and distribution of imported fasteners for industry.

CEDAR GROUP, INC.


                        NOTES TO CONSOLIDATED FINANCIAL
                                   STATEMENTS



September 30, 1995
[All dollar figures are in thousands of U.S. dollars unless otherwise indicated]




14.   BUSINESS SEGMENTS [CONT'D]

INDUSTRY SEGMENTS
                                            CONSTRUCTION
                                              PRODUCTS                          DIVESTED
                                            AND SERVICES       FASTENERS        BUSINESS             TOTAL
                                                  $                $                $                  $
-----------------------------------------------------------------------------------------------------------
1995

Assets(1)                                       79,400           5,503             --                 84,903
============================================================================================================

Sales                                          150,996           4,754             --                155,750
============================================================================================================

Segment operating income                         3,246          (1,316)            --                  1,930
  Corporate expenses                                                                                  (1,020)
  Interest - net                                                                                        (406)
  Other income                                                                                         1,236
  Income from operations
    of joint venture                                                                                   2,165
Income tax provision                                                                                  (1,693)
Minority interest - common stock                                                                        (122)
Minority interest - dividends                                                                            (70)
-------------------------------------------------------------------------------------------------------------
Net income                                                                                             2,020
============================================================================================================

Capital expenditures                               244               8             --                    252
============================================================================================================

Depreciation and amortization                    2,687             378             --                  3,065
============================================================================================================


---------------------------
(1) Assets exclude $11,496 and $14,038 of corporate amounts in 1995 and 1994 respectively.

CEDAR GROUP, INC.


                        NOTES TO CONSOLIDATED FINANCIAL
                                   STATEMENTS



September 30, 1995
[All dollar figures are in thousands of U.S. dollars unless otherwise indicated]




14.  BUSINESS SEGMENTS [CONT'D]

                                             CONSTRUCTION
                                               PRODUCTS                       DIVESTED
                                             AND SERVICES      FASTENERS      BUSINESS                TOTAL
                                                   $               $              $                     $
------------------------------------------------------------------------------------------------------------
1994

Assets(1)                                       52,990           5,150             --                 58,140
============================================================================================================

Sales                                           58,181           4,842          4,936                 67,959
============================================================================================================

Segment operating income                           860            (574)           380                    666
  Corporate expenses                                                                                    (109)
  Interest - net                                                                                        (341)
  Other income                                                                                           767
  Income tax provision                                                                                  (300)
Minority interest - common stock                                                                         (19)
Minority interest - dividends                                                                           (248)
-------------------------------------------------------------------------------------------------------------
Net income                                                                                               416
============================================================================================================

Capital expenditures                                --              94             --                     94
============================================================================================================

Depreciation and amortization                    1,695             333             96                  2,224
============================================================================================================




----------------------------------
(1) Assets exclude $11,496 and $14,038 of corporate amounts in 1995 and 1994 respectively.

CEDAR GROUP, INC.


                        NOTES TO CONSOLIDATED FINANCIAL
                                   STATEMENTS



September 30, 1995
[All dollar figures are in thousands of U.S. dollars unless otherwise indicated]




14.  BUSINESS SEGMENTS [CONT'D]

GEOGRAPHIC SEGMENTS

                                                UNITED                        DIVESTED
                                                STATES          CANADA        BUSINESS                TOTAL
                                                   $               $              $                     $
------------------------------------------------------------------------------------------------------------
1995

Assets(1)                                        5,503          79,400             --                 84,903
============================================================================================================

Sales                                            4,754         150,996             --                155,750
============================================================================================================

Segment operating income                        (1,316)          3,246             --                  1,930
============================================================================================================


1994

Assets (1)                                       5,150          52,990             --                 58,140
============================================================================================================

Sales                                            4,842          58,181          4,936                 67,959
============================================================================================================

Segment operating income                          (574)            860            380                    666
============================================================================================================



-----------------------------------
(1) Assets exclude $11,496 and $14,038 of corporate amounts in 1995 and 1994 respectively.

                                 EXHIBIT INDEX

[UPDATE]

Exhibit No.      Description
-----------      -----------
      2.1        Reorganization and Amalgamation Agreement dated June 25, 1993 among the Company, Edinov and Fidutech
                 Technologies Inc. (Incorporated by reference to Exhibit 3 of the Current Report on Form 8-K filed on July
                 2, 1993).

      3.1 (a)    Certificate of Incorporation of the Company, filed February 16, 1989 (Incorporated by reference to
                 Exhibit 3.1 (a) of the Registration Statement on Form S-18 filed on August 23, 1989, Registration
                 Number 33-30673-A (the "Form S-18")).

      3.1 (b)    Amended Certificate of Incorporation of the Company, filed July 25, 1989 (Incorporated by reference to
                 Exhibit 3.1 (b) of the Form S-18).

      3.2        Bylaws of the Company (Incorporated by reference to Exhibit 3.1(b) of the Company's Report on Form 10-KSB
                 for the fiscal year ended September 30, 1994 (the "1994 10-KSB").

      4.1        Copy of Specimen Stock Certificate (Incorporated by reference to Exhibit 4.1 of the Form S-18).

      4.2        Form of Class A Warrant (Incorporated by reference to Exhibit 4.2 of the Form S-18).

      4.3        Registrant's Second Amended Joint Plan of Reorganization (Incorporated by reference to Exhibit 1 of the
                 Current Report on Form 8-K filed on July 2, 1993).

      4.4        Form of Underwriter's Warrant Purchase Agreement (including Form of Warrant) (Incorporated by reference to
                 Exhibit 4.4 of the Form S-18).

      4.5        Form of Warrant Agreement between Company and Continental Stock Transfer and Trust Company (Incorporated by
                 reference to Exhibit 4.5 of the Form S-18).

      4.6        Registrant's Second Amended Joint Disclosure Statement (Incorporated by reference to Exhibit 2 of the
                 Current Report on Form 8-K filed on July 2, 1993).

       4.7       Order Confirming Second Amended Joint Plan of Reorganization of the Debtor dated August 25, 1993
                 (Incorporated by reference to Exhibit 6 of the Current Report on Form 8-K filed on July 2, 1993).

      10.1       Subscription Agreement dated July 26, 1993 between Edinov and Fidutech relating to the purchase of Fidutech of 777,778 Units (Incorporated by reference to Exhibit 10.1 to the Annual Report on Form 10-KSB for the
                 transition period from January 31, 1993 to September 30, 1993).

      10.2       Subscription Agreement dated September 15, 1993 between Edinov and Fidutech relating to the purchase of
                 Fidutech of 266,667 Units (Incorporated by reference to Exhibit 10.2 to the Annual Report on Form 10-KSB
                 for the transition period from January 31, 1993 to September 30, 1993).

      10.3       Agreement by and among the Company and Michael Savini dated August 18, 1993 (Incorporated by reference to
                 Exhibit 10.8 to the Annual Report on Form 10-KSB for the transition period from January 31, 1993 to
                 September 30, 1993).

      10.4       Master Agreement Between United Dominion Industries Limited, Cedar Group, Inc., Edinov Corporation, and
                 Dominion Bridge Inc. dated March 9, 1994 (incorporated by reference to the Company's Form 8-K, dated April
                 8, 1994).

      10.5       Rollover Agreement Between United Dominion Industries Limited and 3010864 Canada Inc., effective December
                 31, 1993 (incorporated by reference to the Company's Form 8-K, dated April 8, 1994).

      10.6       Share Purchase Agreement Between United Dominion Industries Limited and Cedar Group, Inc., dated March 10,
                 1994 (incorporated by reference to the Company's Form 8-K, dated April 8, 1994).

      10.7       Shareholders' Agreement Between United Dominion Industries Limited, Cedar Group, Inc., Edinov Corporation,
                 and 3010864 Canada, Inc., dated April 8, 1994 (incorporated by reference to the Company's Form 8-K, dated
                 April 8, 1994).

      10.8       Guarantee and Indemnity Agreements Between United Dominion Industries Limited, Cedar Group, Inc., and
                 Edinov Corporation (incorporated by reference to the Company's Form 8-K, dated April 8, 1994).

      10.9       Registration Rights Agreement Between United Dominion Industries Limited and Cedar Group, Inc., dated April
                 8,

                 1994 (incorporated by reference to the Company's Form 8-K, dated April 8, 1994).

      10.10      Hypothecation and Pledge of Securities Agreement between United Dominion Industries Limited and Cedar
                 Group, Inc. (incorporated by reference to the Company's Form 8-K, dated April 8, 1994).

      10.11      United Dominion Industries Limited Security Agreement with 3010864 Canada (incorporated by reference to the
                 Company's Form 8-K, dated April 8, 1994).

      10.12      Debenture Between 3010864 Canada and United Dominion Industries Limited, dated April 8, 1994 (incorporated by reference to the Company's Form 8-K, dated April 8, 1994).

      10.13      Services Agreement between the Company and Michel Marengere.

      10.14      Services Agreement between the Company and Nicolas Matossian.

      10.15      The Company's 1995 Stock Option Plan.

      11.0       Statement regarding computation of earnings per share (Provided in the Financial Statements).

      21         Subsidiaries