Form 10-Q
period 1995-12-31
CEDAR GROUP INC
filed 1996-02-08
CIK 854859

                               Cedar GROUP, INC.
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                   FORM 10-Q

[ X ] QUARTERLY REPORT UNDER SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

                 For the Quarterly Period Ended December 31, 1995

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

                            Yes   X                  No _____

APPLICABLE ONLY TO CORPORATE ISSUERS.

As of February 8, 1996, there were 15,497,582 shares of Common Stock, par value $.001 per share, outstanding.

                                     INDEX

                                                                                         PAGE
                                                                                        -------
PART I      FINANCIAL INFORMATION

            Item 1.     Consolidated Balance Sheets at December 31, 1995 (unaudited)
                        and September 30, 1995                                                3
                        (Unaudited) Consolidated Statement of Operations for the three
                        months ended December 31, 1995 and December 31, 1994                  4
                        (Unaudited) Consolidated Statement of Cash Flows for the three
                        months ended December 31, 1995 and December 31, 1994                5-6
                        Notes to Consolidated Financial Statements (Unaudited)            7-8-9

            Item 2.     Management's Discussion and Analysis of Financial Condition
                        and Results of Operations                                         10-11

PART II     OTHER INFORMATION

            Item 1.     Legal Proceedings                                                    12
            Item 2.     Changes in Securities                                                12
            Item 3.     Defaults Upon Senior Securities                                      12
            Item 4.     Submission of Matters to a Vote of Security Holders                  12
            Item 5.     Other Events                                                         12
            Item 6.     Exhibits and Reports on Form 8-K                                     12

                       CEDAR GROUP, INC. AND SUBSIDIARIES

                          CONSOLIDATED BALANCE SHEETS

                    December 31, 1995 and September 30, 1995

                                                             DECEMBER 31, 1995     SEPTEMBER 30, 1995
                                                             -----------------     ------------------
                                                                 Unaudited              Audited
                                                                  (in thousands of U.S. dollars)
ASSETS
CURRENT ASSETS
Cash.....................................................          12,752                  4,765
Short term deposits and investments......................           3,665                  4,467
Accounts receivable, net of allowances of $843 (Dec. 95)
  and $863 (Sept. 95)....................................          48,096                 44,169
Current portion of assets transferred under contractual
  arrangements...........................................             180                     --
Inventories..............................................           7,725                 12,746
Prepaid expenses and other assets........................             326                  1,822
                                                                 --------               --------
TOTAL CURRENT ASSETS.....................................          72,744                 67,969
                                                                 --------               --------
Property, plant and equipment, net.......................          19,917                 20,661
Advances to a shareholder................................             731                  1,198
Assets of business transferred under contractual
  arrangements (preferred shares)........................           3,460                  3,640
Pension assets...........................................           1,592                  1,619
Other assets.............................................           1,435                  1,312
                                                                 --------               --------
TOTAL ASSETS.............................................          99,879                 96,399
                                                                 ========               ========
LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES
Bank Indebtedness........................................           3,052                  6,688
Accounts payable and accrued expenses....................          24,090                 31,991
Customer Advances........................................           6,535                  6,062
                                                                 --------               --------
TOTAL CURRENT LIABILITIES................................          33,677                 44,741
                                                                 --------               --------
Advance from unincorporated joint venture................             262                    750
Note payable.............................................             473                    488
Deferred income taxes....................................           6,107                  5,994
Accrued post-retirement benefits other than pensions.....             520                    522
Minority Interest........................................          21,257                 10,161
                                                                 --------               --------
STOCKHOLDERS' EQUITY
Common stock.............................................              17                     15
Additional paid-in capital...............................          38,310                 36,345
Retained earnings (Deficit)..............................           1,105                   (874)
Cumulative translation adjustment........................              36                    142
                                                                 --------               --------
                                                                   39,468                 35,628
Subscription Receivable..................................          (1,885)                (1,885)
                                                                 --------               --------
TOTAL STOCKHOLDERS' EQUITY...............................          37,583                 33,743
                                                                 --------               --------
TOTAL LIABILITIES AND EQUITY.............................          99,879                 96,399
                                                                 ========               ========

                       CEDAR GROUP, INC. AND SUBSIDIARIES

                UNAUDITED CONSOLIDATED STATEMENTS OF OPERATIONS

                 Three Months Ended December 31, 1995 and 1994

                                      3 MONTHS        3 MONTHS
                                       ENDED           ENDED         YEAR-TO-DATE    YEAR-TO-DATE
                                      31/12/95        31/12/94        31/12/95        31/12/94
                                                   (in thousands of U.S. dollars)
SALES...........................     $   51,441      $   34,387      $   51,441      $   34,387
                                     ----------      ----------      ----------      ----------
Cost of Sales...................         43,712          30,776          43,712          30,776
Selling, General and
  Administrative
  Expenses......................          5,033           2,444           5,033           2,444
                                     ----------      ----------      ----------      ----------
                                         48,745          33,220          48,745          33,220
                                     ----------      ----------      ----------      ----------
Profit from Operations..........          2,696           1,167           2,696           1,167
Interest income, net............             46              16              46              16
Income -- operations of
  joint-venture.................            488              --             488              --
Other Income....................            173             256             173             256
                                     ----------      ----------      ----------      ----------
Net income before income taxes
  and minority interest.........          3,403           1,439           3,403           1,439
                                     ----------      ----------      ----------      ----------
Income Taxes
  Current.......................         (1,198)           (500)         (1,198)           (500)
  Deferred......................           (113)             --            (113)             --
                                     ----------      ----------      ----------      ----------
                                         (1,311)           (500)         (1,311)           (500)
                                     ----------      ----------      ----------      ----------
Net income before minority
  interest......................          2,092             939           2,092             939
                                     ----------      ----------      ----------      ----------
Minority interest
  Dividends on preferred
     shares.....................            (74)             --             (74)             --
  Common stock..................            (39)             44             (39)             44
                                     ----------      ----------      ----------      ----------
NET INCOME......................          1,979             983           1,979             983
                                     ----------      ----------      ----------      ----------
Retained earnings (deficit),
  beginning of period...........           (874)         (1,860)           (874)         (1,860)
                                     ----------      ----------      ----------      ----------
RETAINED EARNINGS (DEFICIT), END
  OF THE PERIOD.................          1,105            (877)          1,105            (877)
                                     ----------      ----------      ----------      ----------
NET INCOME PER COMMON SHARE AND
  COMMON SHARE EQUIVALENT
  PRIMARY.......................           0.12            0.07            0.12            0.07
  FULLY DILUTED.................           0.11            0.07            0.11            0.07
                                     ----------      ----------      ----------      ----------
WEIGHTED AVERAGE NUMBER OF COM-
  MON SHARES AND COMMON SHARE
  EQUIVALENTS OUTSTANDING
  PRIMARY.......................     16,311,013      13,754,241      16,311,013      13,754,241
  FULLY DILUTED.................     17,984,225      13,754,241      17,984,225      13,754,241
                                     ==========      ==========      ==========      ==========

                       CEDAR GROUP, INC. AND SUBSIDIARIES

                 UNAUDITED CONSOLIDATED STATEMENT OF CASH FLOWS

                 Three months ended December 31, 1995 and 1994

                                                             DECEMBER 31, 1995     DECEMBER 31, 1994
                                                             -----------------     -----------------
                                                                 (in thousands of U.S. dollars)
CASH FLOW FROM OPERATING ACTIVITIES
Net income...............................................         $ 1,979              $     939
Adjustment to reconcile net income to net cash
  provided by (used for) operating activities
  Depreciation and amortization..........................             819                  1,122
  Deferred income tax....................................             113                     --
  Income from operations of a joint venture..............            (488)                    --
  (Increase) decrease in accounts receivable.............          (3,927)                 2,614
  (Increase) decrease in contractual arrangements........              --                    739
  (Increase) decrease in due from an officer.............              --                    565
  (Increase) decrease in prepaid expenses and other
     assets..............................................           1,496                    955
  (Increase) decrease in inventories.....................           5,021                  2,076
  (Decrease) increase in accounts payable................          (7,901)                (3,062)
  (Decrease) increase in customer advances...............             473                   (441)
                                                                 --------              ---------
Net cash used in operating activities....................         $(2,415)             $   5,507
                                                                 --------              ---------
CASH FLOW FROM INVESTING ACTIVITIES
Decrease (increase) in short term investments............         $   802                     --
Proceeds from sale of investments........................              --                  1,039
Repayment by (advance to) a shareholder..................             467                     --
Redemption of minority interest..........................              --                 (8,667)
Decrease (increase) of pension assets....................              27                     --
Decrease (increase) of other assets......................            (123)                    --
Cash payment for purchase of equipment...................             (75)                  (463)
Investment in other assets...............................              --                     (2)
                                                                 --------              ---------
Net cash provided by (used in) investing activities......         $ 1,098              $  (8,083)
                                                                 ========              =========

                       CEDAR GROUP, INC. AND SUBSIDIARIES

                 UNAUDITED CONSOLIDATED STATEMENT OF CASH FLOWS

                 Three months ended December 31, 1995 and 1994

                                                                  DECEMBER 31,        DECEMBER 31,
                                                                      1995                1994
                                                                 ---------------     --------------
                                                                             Unaudited
                                                                   (in thousands of U.S. dollars)
CASH FLOW FROM FINANCING ACTIVITIES
Proceeds from issuance of common stock.......................        $ 1,967            $  3,203
Post-retirement benefits other then pension..................             (2)                 --
Minority Interest (Issue of preferred shares of
  subsidiary)................................................         11,096                  --
Net repayment of bank indebtedness...........................         (3,636)                 --
Payment of other obligations.................................            (15)                 --
                                                                    --------            --------
Net cash provided by financing activities....................          9,410               3,203
                                                                    --------            --------
Effect of foreign exchange rate changes on cash..............           (106)                 86
Net increase (decrease) in cash..............................          7,987                 703
Cash at beginning of year....................................          4,765               5,578
                                                                    --------            --------
Cash at end of year..........................................        $12,752            $  6,281
                                                                    ========            ========

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

1.   BASIS OF PRESENTATION

     The accompanying consolidated financial statements include the consolidated accounts of CEDAR GROUP, INC. and its subsidiaries. All significant intercompany accounts and transactions have been eliminated in the consolidation.

     The condensed consolidated financial statements do not include footnotes and certain financial information normally presented annually under generally accepted accounting principles and, therefore, should be read in conjunction with the Company's September 30, 1995 annual report on Form 10-KSB. Accounting measurements at interim dates inherently involve greater reliance on estimates than at year-end. The results of operations for the three months ended December 31, 1995 are not necessarily indicative of results that can be expected for the full year.

     The condensed consolidated financial statements included herein are unaudited however, they contain all adjustments (consisting of normal recurring accruals) which, in the opinion of the Company, are necessary to present fairly its consolidated financial position at December 31, 1995 and its consolidated results of operations for the three months ended December 31, 1995 and 1994 and cash flows for the three months ended December 31, 1995 and 1994.

2.   BUSINESS

     The Company through its operating subsidiaries, participates in two principal market segments: infrastructure engineering and manufacturing services, and industrial speciality fasteners, respectively.

3.   INVENTORIES

     Work-in-process related to construction contracts is stated at accumulated cost less amounts charged to income based on the percentage-of-completion of individual contracts. Raw materials are stated at the lower of cost ( first-in, first-out) or net replacement cost. Finished goods comprise steel and steel hardware products held for sale and are stated at the lower of cost (first-in, first-out) or net realizable value.

4.   CONSTRUCTION CONTRACTS

     Income on construction contracts is recognized on the percentage-of-completion basis. Provisions for anticipated losses on uncompleted contracts are made in the period in which such losses are first determined.

5.   CAPITAL STOCK

     Preferred stock: $.001 par value; 5,000,000 shares authorized, none issued. Common Stock: $.001 par value, 20,000,000 shares authorized; as of December 31, 1995: 15,493,681 shares were issued and outstanding and 14,447,593 shares were issued and outstanding as of December 31, 1994.

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

7.   COMMITMENTS AND CONTINGENCIES

     The Company's wholly-owned Canadian subsidiary, Dominion Bridge, Inc., periodically enters into forward exchange contracts to hedge specific anticipated currency inflows. It does not engage in speculation. The foreign exchange contracts do not subject the Company to operating risk due to exchange rate movements because gains and losses on these contracts offset losses and gains on the transactions being hedged. The forward exchange contracts generally have maturities which do not exceed one year and are agreed to at the inception of the contracts. No significant foreign exchange gains or losses are deferred in the consolidated balance sheets.

     The Company leases office and warehouse space under non-cancellable operating leases. The terms of the various leases run between one and five years, the last of which expires in November, 1997. Future minimum lease payments under all non-cancellable leases for the years subsequent to December 31, 1995 consist of the following:

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

     The Company is subject to a risk of claims for product liability. If a product liability claim exceeding the company's insurance coverage or its own available resources were to be successfully asserted against the Company, it could have a material adverse effect on the Company's financial condition. The Company has general liability insurance of approximately $5 million per occurrence, with a maximum of $5 million of claims payable during any policy occurrence, with a maximum of $5 million of claims payable during any policy year. There is no assurance that such coverage will be sufficient to fully insure against claims brought against the Company and its subsidiaries, or that the Company will be able to maintain such insurance at affordable rates or obtain additional insurance covering the products.

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

     The acquisition has been accounted for under the purchase method of accounting and has been given effect from April 1, 1995, the date upon which the Company's management assumed operational control of Steen. Accordingly, the results of operations for the three months ended December 31, 1995 include the operations of Steen for the entire period but are excluded from the comparative three month period ended December 31, 1994.

     In order to complete the acquisition of Steen, the Company obtained a bridge loan of US$5,000,000, which was secured by a pledge of the securities owned by the Company of its two principal operating subsidiaries, namely, Dominion Bridge, Inc. and Steen and was further secured by a guarantee and a pledge of assets by Dominion Bridge, Inc. The bridge loan was repaid on October 31, 1995.

                     MANAGEMENT'S DISCUSSION & ANALYSIS OF
                  FINANCIAL CONDITION & RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

     Consolidated sales for the three-month period ended December 31, 1995 were $51,441,000 versus $34,387,000 in the comparative period, resulting in gross profits of $7,729,000 and $3,611,000 respectively. Gross margin as a percentage of sales was 15.0% in the first quarter ended December 31, 1995 versus 10.5% for the first quarter of fiscal 1995. Selling, general and administrative expenses in the three-month period ended December 31, 1995 were $5,033,000 compared to $2,444,000 for the comparative period. The increase is directly attributable to the consolidation of the results of Steen, which company was acquired with effect as at April 1, 1995.

     Sales revenue increased in the quarter ended December 31, 1995 by $17 million compared to the comparative period ended December 31, 1994. The increase of revenues is attributable to the consolidation of the results of Steen, ($11 million) and to an increase in sales in Dominion Bridge ($6 million).

     Minority interests consist of United Dominion Industries Limited's remaining balance of Cdn $9,552,000 of Class "A" Preferred shares in Dominion Bridge and AHG-FRANCE's 30% ownership of the common stock of Unimetric Corporation and US $11,042,000 of Preferred Shares of Cedar Group (TCI) Inc. LLC. ("TCI")

LIQUIDITY AND CAPITAL RESOURCES

     The Company's principal sources of operating capital have traditionally been the private placement of its shares of Common Stock and cash generated from operations. Currently, the Company's cash flow is being generated by the operations of Dominion Bridge and Steen which are expected to cover the cash flow requirements of the Company. In addition to the cash generated from operations, the Company has received a line of credit from a Canadian chartered bank to provide Dominion Bridge with a $12 million revolving line of credit for working capital purposes. No funds have been advanced on this line of credit, which is guaranteed by the Company. Steen presently has a line of credit of Cdn. $7 million, which has not been drawn against except for the provision of a letter of credit of Cdn. $2.4 million on behalf of Steen to cross guarantee its joint venture partners in the Hibernia Construction project. Furthermore, the Company is continuing to pursue expansion internally as well as through acquisitions, and accordingly may require additional capital in the form of debt, convertible debt or equity.

     In order to complete the transactions for the purchase of Dominion Bridge and Unimetric, the Company obtained approximately $10.9 million in cash in March 1994 through a private placement of the Company's securities consisting of 2,254,346 shares of Common stock and 3,354,346 two-year share purchase warrants. The warrants were exercisable on a one-for-one basis for shares of Common stock at US $3.75 for the first year and at US$4.00 thereafter. In July and August 1994, all of the 3,354,346 warrants were exercised at US $3.75, thereby adding approximately $12.6 million to the Company's capital resources.

     Additionally, the Company has established Cedar Group (TCI) Inc. LLC, ("TCI") a limited life company under the laws of the Turks and Caicos Islands, which has commenced an offering consisting of 3,000,000 6% Convertible Preferred shares at $8.50 per share. The Preferred shares are convertible into shares of Common stock of the Company, at the option of the holder at any time after January 31, 1997 and up until maturity on October 31, 1998 at a price of $8.50 per share. On the day following the maturity date of October 31, 1998, all of the remaining unconverted 6% convertible Preferred shares will automatically convert into shares of Common stock of the Company at a price equal to the weighted average price of the Company's shares traded on NASDAQ during the 20 previous trading days. Accordingly, if the weighted average price of the shares of Common stock of the Company is greater than $8.50, then the weighted average price will be the actual conversion price. Consequently, investors will receive a number of shares of Common stock of the Company such that the actual value of those shares is equivalent to an investor's full investment of $8.50 per Preferred share. At the request of investors, the Company is currently evaluating whether to reduce the conversion price of $8.50 of TCI's preferred shares.

     ("TCI") completed its first closing of its private placement December 27, 1995 and accepted and deposited $11 million of subscriptions. Subsequent to the quarter end, the first closing was reduced to $8.5 million. ("TCI") is continuing to raise the balance of its private placement and has scheduled a second closing on February 29, 1996. However there can be no assurance that the placement will be able to be completed.

     As is noted under "Recent Developments" below, the Company is planning a tender offer to acquire the ordinary shares of McConnell Dowell Corporation ("MDC") that it does not presently own. In addition to using funds anticipated to be raised in the second Closing of the Private Placement by T.C.I., the Company is also attempting to finalize additional bank lines or debt financing to fund the anticipated purchase of the ordinary shares of MDC. There can be no assurances, however, of the completion of the Private Placement by T.C.I. and the proposed bank lines or debt financing.

     During the quarter ended December 31, 1995, the Company increased its net working capital by $15.9 million. The source of this investment was funded by $11.1 million of the TCI Preferred shares, $2.0 million of Cedar Common shares issued for cash, $.4 million of shareholder loan repayment and approximately $2.4 million of cash generated from operations.

EFFECT OF INFLATION

     The Company's operating costs are subject to general economic and inflationary pressures. While operating costs have increased during the past years, the Company does not believe that its operations have been significantly affected by inflation.

RECENT DEVELOPMENTS

     On January 12, 1996, Cedar Group, Inc. (the "Company") executed an Agreement whereby the Company acquired the right to purchase 19.9% of the total issued ordinary shares of McConnell Dowell Corporation Limited ("MDC"), a corporation publicly traded in Australia, from Morrison Knudsen Corporation ("MK") for a cash purchase price of Australian $10,341,000 (US$7,675,000). MDC is an Australian infrastructure engineering and construction group including pipeline, mechanical and electrical divisions, with operations throughout Asia, Australia and New Zealand. The purchase of the shares of MDC is to occur in three phases through a wholly-owned subsidiary of the Company. The first phase occurred on January 19, 1996 which consisted of an acquisition of 6,194,570 shares of MDC, representing approximately 14.9% of the total issued ordinary shares of MDC, in exchange for Australian $7,743,000 (US$5,747,000).

     The second phase of the acquisition, whereby the Cedar subsidiary acquires 2,078,715 shares of MDC in exchange for Australian $2,598,000 ($US1,928,000) is conditioned upon the Cedar subsidiary receiving certain approvals including permission from the Australian Foreign Investment Review Board for the acquisition of the additional 5% interest of MDC.

     The amount of consideration paid by the Cedar subsidiary was determined by negotiation between and among representatives of the Company and MK.

     The third phase of the purchase will be made by tender offer by the Cedar subsidiary for the balance of the shares not already acquired. The tender offer will be for cash and will be subject to approval by the Australian Foreign Investment Review Board. The offer will be contingent upon the Cedar subsidiary acquiring an aggregate minimum of 40.1% of the ordinary shares for MDC pursuant to the tender offer which is anticipated to bring its total interest in MDC to 60.0%. However there can be no assurance that the tender offer will be able to be completed.

                          PART II -- OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

     From time to time disagreements with individual employees and disagreements as to the interpretation, effect and nature of individual agreements arise in the ordinary course of business and may result in legal proceeding being commenced against the Company.

     The Company is not currently involved in any litigation or proceedings which are material, either individually or in the aggregate, and, to the Company's knowledge, no other legal proceedings of a material nature involving the Company are currently contemplated by any individuals, entities or governmental authorities except outline below.

     The company commenced an action against Stelco Inc. on December 20, 1994 in the Ontario Court to obtain a declaration that it is the rightful owner of 75% of the common shares of Stelco Fasteners Ltd. and for damages as a result of a dispute that arose between the parties in connection with the acquisition by the Company of 75% of the common shares of Stelco Fasteners Ltd., a company owned by Stelco Inc. The Ontario Court (General Division) denied the Company's claim in a judgement released on December 21, 1995. Upon reviewing the elements of the case, the Company has accepted the recommendation of its counsel and of a further legal opinion that, based upon significant errors of law, an appeal is warranted. Consequently, on January 19, 1996 the Company filed a notice of appeal with the Ontario Court of Appeal for the decision of the Ontario Court General Division.

     By complaint dated November 7, 1995, certain shareholders (the "Plaintiffs") brought a shareholders derivative suit in the Chancery Court of the State of Delaware against Cedar Group, Inc. and Michel L. Marengere, Micheline Prud'Homme, and Rene Amyot, individually. The complaint alleges certain interest and self-dealing transactions by Mr. Marengere. Plaintiffs seek judgement for the damages suffered by the Company as a result of the alleged transactions, costs and expenses of the action, including reasonable attorneys' fees and any other relief that the Court may deem just and proper. The Company and the other defendants have filed a motion for the dismissal of the suit, however, no date has yet been determined for the hearing by the Chancery Court.

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

                                            CEDAR GROUP, INC
DATE : FEBRUARY 8, 1996
                                            By: /s/ Michel L. Marengere
                                            --------------------------------------------
                                                Michel L. Marengere
                                                Chairman and Chief Executive Officer
                                            By: /s/ Robert Chartier
                                            --------------------------------------------
                                                Robert Chartier
                                                Principal Accounting Officer