Form 10KSB/A
period 1995-09-30
CEDAR GROUP INC
filed 1996-02-15
CIK 854859

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                FORM 10-KSB/A


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


         Check if there is no disclosure of delinquent filers in response to
Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB/A or any amendment to this Form 10-KSB/A. / /

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

                 Yes   X                          No
                    -------                         -------

                    APPLICABLE ONLY TO CORPORATE REGISTRANTS


         The number of shares outstanding of the issuer's sole class of common stock as of December 20, 1995 was 15,493,681 shares.


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


         On December 18, 1995 the Company accepted the offer of UDIL to acquire all remaining preferred shares of Dominion Bridge and the waiver of certain claims and dividends for aggregate consideration of Cdn. $11,000,000 [U.S. $8,200,000] consisting of a cash payment of Cdn. $4,500,000 and the issue of up to 1,158,334 common shares of the Company to realize Cdn. $6,500,000. The book value of these minority interests at September 30, 1995 was $7,166,000. The excess of the final settlement of $8,200,000 over the book value of $7,166,000 has been charged as a capital transaction in the statement of stockholder's equity at September 30, 1995 and an increase in minority interest in the amount of $1,034,000. In this regard, the Company has deposited $4.5 million in trust with its solicitors.


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

         BACKLOG. As at the date of this Report, the Company had confirmed contracts for approximately Cdn. $120 million to be completed over the next two years. This figure excludes the joint venture arrangements in the Far East, which are described in the section "Activities in the Far East", due to project financings required to be implemented by Dominion Bridge and its prospective partners and other foreign ventures.


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


         EMPLOYEES. As of the date of this Report, Dominion Bridge and Steen employed in the aggregate approximately 1,400 persons, of which approximately 71% are members of a labor union. Dominion Bridge (Lachine), with its approximately 300 employees, has a collective agreement in place until October, 1997. Dominion Bridge's Manitoba operations with its approximately 40 employees has a collective agreement in place until March, 1997. Of the 405 Steen employees, approximately 326 are hourly staff employees which are covered by a general construction agreement, by each of their respective trades, to which Steen is a signatory. The general construction agreements cover all aspects generally found in collective bargaining agreements. Neither Dominion Bridge nor Steen have suffered any work stoppages during the last five years and the Company believes their labor relations to be amicable.


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

         Steen currently has a number of major customers and contracts. Steen's customers include PCL Constructors, Inc., Ellis-Don Construction Limited, Magil Construction (Canada) Ltd., and J.W. Lindsay Enterprises Limited.

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


         The City of Chengdu is the capital of the Province and is the political, economic and cultural center of Sichuan with a population of approximately ten million inhabitants. Chongqing has a population of approximately fifteen million inhabitants, and in 1992 had a local economy which was ranked fifth among major cities in the Peoples Republic of China.

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

         The only properties which account for 10% of the Company's consolidated total assets are the Lachine and Winnipeg facilities, which are owned free of encumbrance except the lien in favor of UDIL. See "Description of Business--Dominion Bridge" and "Description of Business--Facilities" and
Note 6 to the Company's
consolidated financial statements.   These properties are valued in accordance
with the purchase method of accounting at their fair market value on the date of acquisition, March 9, 1994, and are depreciated for income tax purposes on the straight line method over the estimated useful life of 40 years. Taxes on these properties are approximately Cdn $433,708 and Cdn $262,512 for the Lachine and Winnipeg plants, respectively. The Company believes its facilities are adequate for its current use and has no planned capital improvement plan for the facilities.


         It is the opinion of management that the properties are adequately covered by insurance.


ITEM 3.  LEGAL PROCEEDINGS.

         From time to time disagreements with individual employees and disagreements as to the interpretation, effect or nature of individual agreements arise in the ordinary course of business and may result in legal proceedings being commenced against the Company.


         Other than as set out below, the Company is not currently involved in any litigation or proceeding which is material, either individually or in the aggregate, and, to the Company's knowledge, no other legal proceeding of a material nature involving the Company is currently contemplated by any individuals, entities or governmental authorities.


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


         The following table sets forth certain information with respect to the high and low market prices of Cedar Group, Inc.'s Common Stock during Fiscal 1994 (October 1, 1993 to September 30, 1994) and Fiscal 1995 (October 1, 1994 to September 30, 1995).


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

RESULTS OF OPERATIONS

FISCAL 1995 COMPARED TO FISCAL 1994


         Net sales for Fiscal 1995 of $155,750,000 were 129% higher than those for Fiscal 1994 of $67,959,000. This increase is primarily attributable to the inclusion of a full year of Dominion Bridge's operations during Fiscal 1995 as opposed to to seven months during Fiscal 1994, as well as the acquisition of Steen. On a pro-forma basis (as though each of the acquisitions had occured on October 1, 1993) net sales increased 11% in Fiscal 1995 to $177,459,000 from $159,162,000 in Fiscal 1994.


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


         iii) A write-down of $283,000 for certain pension assets that had been overstated in Fiscal 1994; and

         iv) The expensing of $682,000 of financing costs representing the Company's costs on the Steen transaction.


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


         The proposed private placement by Cedar Group (TCI) Inc., LLC has not been fully completed, however, $11 million has been received to date in subscriptions.

         The Company is subject to a risk of claims for product liability. If a product liability claim exceeding the Company's insurance coverage or its own available resources was to be successfully asserted against the Company, it could have a material adverse effect on the Company's financial condition. The Company has general liability insurance of approximately $5 million per occurrence, with a maximum of $5 million of claims payable during any policy year. There is no assurance that such coverage will be sufficient to fully insure against claims brought against the Company and its subsidiaries, or that the Company will be able to maintain such insurance at affordable rates or obtain additional insurance covering the products.


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

                                                       GRANT OF STOCK OPTIONS
=================================================================================================================================
                                               OPTION/SAR GRANTS IN LAST FISCAL YEAR
                                                        (INDIVIDUAL GRANTS)
=================================================================================================================================
                                                                       PERCENT OF
                                                   NUMBER OF         TOTAL OPTIONS/
                                                  SECURITIES          SARS GRANTED
                                                  UNDERLYING         FOR EMPLOYEES        EXERCISE OR
                                                 OPTIONS/SARS          IN FISCAL           BASE PRICE
              NAME                                GRANTED (#)            YEAR                ($/SH)          EXPIRATION DATE
---------------------------------------------------------------------------------------------------------------------------------
Michel L. Marengere                                 500,000             35.9                 $4.125             February 1, 1998

Nicolas Matossian                                   365,000             26.2                 $4.125             February 1, 1998


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

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.


         During Fiscal 1995, the Company advanced $994,000 to a shareholder, Group Fidutech International Inc. Of this amount, $577,000 was repaid during the year. The balance of $417,000 was non-interest bearing and had no fixed repayment terms and was repaid in December 1995.


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

                                    PART IV

ITEM 13.         EXHIBITS AND REPORTS ON FORM 8-K.


A.       Financial Statements filed as part of this Report:

         Auditors' Report of Ernst & Young, Independent
         Auditors, on Company's Consolidated Financial
         Statements for the fiscal years ending
         September 30, 1995 and 1994

         Consolidated Balance Sheet of Cedar Group, Inc.
         as at September 30, 1995 and 1994

         Consolidated Statement of Operations of Cedar
         Group, Inc. for the fiscal years ended
         September 30, 1995 and 1994

         Consolidated Statement of Cash Flows of Cedar
         Group, Inc. for the fiscal years ended
         September 30, 1995 and 1994

         Consolidated Statement of Stockholders' Equity for the fiscal years ended September 30, 1995 amd 1994.

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

         10.13     Services Agreement between the Company and Michel Marengere (incorporated by reference to Exhibit 10.13 to the
                   Company's Report on Form 10-KSB for the fiscal year ended September 30, 1995 (the "1995 10-KSB").

         10.14     Services Agreement between the Company and Nicolas Matossian (incorporated by reference to Exhibit 10.14 of the
                   1995 10-KSB).

         10.15     The Company's 1995 Stock Option Plan (incorporated by reference to Exhibit 10.15 of the 1995 10-KSB).

         11.0      Statement regarding computation of earnings per share (Incorporated from within the Financial Statements).

         21        Subsidiaries (incorporated by reference to Exhibit 21 of the 1995 10-KSB).

Exhibit No.        Description
-----------        -----------
C.                 Reports on Form 8-K

                   Report on Form 8-K dated July 31, 1995 reporting the acquisition of Steen, filed with the Commission on August 14, 1995.

                                   SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Exchange Act of 1934, the Registrant has duly caused this Amended Report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                        CEDAR GROUP, INC.



Dated: February 13, 1996


By:/s/ Michel L. Marengere              By:/s/ Nicolas Matossian
   -----------------------                 ---------------------------
   Chief Executive Officer                 Principal Financial Officer



                                        By:/s/ Robert Chartier
                                           ----------------------------
                                           Principal Accounting Officer


         Pursuant to the requirements of the Securities Exchange Act of 1934, this Form 10-KSB/A has been signed by the following persons in the capacities and on the dates indicated.


Signature                   Title                     Date
---------                   -----                     ----
/s/ Michel L. Marengere     Chairman of the Board     February 13, 1996
------------------------    of Directors, Chief
Michel L. Marengere         Executive Officer
                            and Director


/s/ Rene Amyot              Director                  February 13, 1996
------------------------
Rene Amyot



/s/ Micheline Prud'homme    Secretary and             February 13, 1996
------------------------    Director
Micheline Prud'homme



/s/ Nicolas Matossian       President and             February 13, 1996
------------------------    Chief Operating
Nicolas Matossian           Officer

/s/ Robert Chartier         Vice President,           February 13, 1996
------------------------    Corporate Controller
Robert Chartier


/s/ Reynald Lemieux         Director                  February 13, 1996
------------------------
Reynald Lemieux


                            Director
------------------------
Rt. Hon. Marc Lalonde


                            Director
------------------------
Louis Berlinguet

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

      10.13      Services Agreement between the Company and Michel Marengere (incorporated by reference to Exhibit 10.13 to the
                 Company's Report on Form 10-KSB for the fiscal year ended September 30, 1995 (the "1995 10-KSB").

      10.14      Services Agreement between the Company and Nicolas Matossian (incorporated by reference to Exhibit 10.14 of the
                 1995 10-KSB).

      10.15      The Company's 1995 Stock Option Plan (incorporated by reference to Exhibit 10.15 of the 1995 10-KSB).

      11.0       Statement regarding computation of earnings per share (Provided in the Financial Statements).

      21         Subsidiaries (incorporated by reference to Exhibit 21 of the 1995 10-KSB).