Form 10-Q
period 1996-03-31
CEDAR GROUP INC
filed 1996-05-14
CIK 854859

                               Cedar GROUP, INC.
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                   FORM 10-Q

[ X ] QUARTERLY REPORT UNDER SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

                 For the Quarterly Period Ended March 31, 1996

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

Check whether Registrant filed all documents and report required to be filed by Section 12, 13 or 15 (d) of the Exchange Act after the distribution of securities under a plan confirmed by a Court.

                            Yes   X                  No _____

APPLICABLE ONLY TO CORPORATE ISSUERS.

As of May 10, 1996, there were 15,897,582 shares of Common Stock, par value $.001 per share, outstanding.

                                     INDEX

                                                                                        PAGE
                                                                                      ---------
PART I      FINANCIAL INFORMATION

            Item 1.     Consolidated Balance Sheets at March 31, 1996 (unaudited)
                        and September 30, 1995                                              3-4

                        (Unaudited) Consolidated Statement of Cash Flows for the six
                        months ended March 31, 1996 and March 31, 1995                      5-6

                        (Unaudited) Consolidated Statement of Operations for the
                        three months and six months ended March 31, 1996 and March
                        31, 1995                                                              7

                        Notes to consolidated Financial Statements (Unaudited)           8-9-10

            Item 2.     Management's discussion and Analysis of Financial Condition    11-12-13
                        and Results of Operations                                      14-15-16


PART II     OTHER INFORMATION

            Item 1.     Legal Proceedings                                                    17

            Item 2.     Changes in Securities                                                17

            Item 3.     Defaults Upon Senior Securities                                      17

            Item 4.     Submission of Matters to a Vote of Security Holders                  17

            Item 5.     Other Events                                                         18

            Item 6.     Exhibits and Reports on Form 8-K                                     18

                               CEDAR GROUP, INC.

                           CONSOLIDATED BALANCE SHEET

                     March 31, 1996 and September 30, 1995

                                                               MARCH 31 1996      SEPTEMBER 30, 1995
                                                               --------------     ------------------
                                                                 Unaudited             Audited
                                                                  (in thousands of U.S. dollars)
ASSETS
CURRENT ASSETS
Cash.......................................................         40,467                4,765
Short Term Deposits and investments........................          3,147                4,467
Accounts receivable, net of allowances.....................        101,258               44,169
Current portion of assets transferred under contractual
  arrangements.............................................            180                   --
Inventories................................................         66,731               12,746
Prepaid expenses and other assets..........................         11,089                1,822
                                                                  --------             --------
TOTAL CURRENT ASSETS.......................................        222,872               67,969
Property, plant and equipment, net.........................         33,116               20,661
Advances to a shareholder..................................            738                1,198
Assets of business transferred under contractual
  arrangements (preferred shares)..........................          3,463                3,640
Pension assets.............................................          1,708                1,619
Other Assets...............................................          5,880                1,312
                                                                  --------             --------
TOTAL ASSETS...............................................        267,777               96,399
                                                                  ========             ========
LIABILITIES AND SHAREHOLDERS' EQUITY
CURRENT LIABILITIES
Bank Indebtedness..........................................         30,331                6,688
Accounts payable and accrued expenses......................        137,866               31,991
Customer Advances..........................................          8,307                6,062
                                                                  --------             --------
TOTAL CURRENT LIABILITIES..................................        176,504               44,741
Advances from unincorporated joint venture.................            310                  750
Note payable...............................................             --                  488
Deferred income taxes......................................         13,974                5,994
Accrued post-retirement benefits other than pension........            515                  522
Long-term debt.............................................          1,663                   --
Minority Interest..........................................         33,629               10,161
                                                                  --------             --------
                                                                    50,091               17,915
                                                                  --------             --------
STOCKHOLDERS' EQUITY
Common Stock...............................................             18                   15
Additional paid-in capital.................................         40,350               36,345
Retained earnings (deficit)................................          3,285                 (874)
Cumulative translation adjustment..........................           (586)                 142
                                                                  --------             --------
                                                                    43,067               35,628
Subscriptions Receivable...................................         (1,885)              (1,885)
                                                                  --------             --------
                                                                    41,182               33,743
                                                                  --------             --------
TOTAL LIABILITIES STOCKHOLDERS' EQUITY.....................        267,777               96,399
                                                                  ========             ========

                               CEDAR GROUP, INC.

                 UNAUDITED CONSOLIDATED STATEMENT OF CASH FLOWS

                    Six months ended March 31, 1996 and 1995

                                                                  MARCH 31, 1996     MARCH 31, 1995
                                                                  --------------     --------------
                                                                   (in thousands of U.S. dollars)
CASH FLOW FROM OPERATING ACTIVITIES
Net income....................................................          4,159              3,055
Adjustments to reconcile net income to net cash provided by
  (used for) operating activities
  Minority Interest in net income.............................             11                 --
  Depreciation and amortization...............................          1,476              3,322
  Deferred income tax.........................................            343               (172)
  Income from operations of a joint venture...................           (732)                --
  Cash advances received from joint venture...................            292                 --
  (Increase) decrease in accounts receivable..................         (1,636)            (2,836)
  (Increase) decrease in contractual arrangements.............             (3)               565
  (Increase) decrease in prepaid expenses and other assets....          1,033              1,255
  (Increase) decrease in inventories..........................         (2,113)             2,174
  (Decrease) increase in accounts payable.....................         (6,840)            (4,480)
  (Decrease) increase in customer advances....................           (129)               871
                                                                    ---------           --------
NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES...........         (4,139)             3,754
                                                                    ---------           --------
CASH FLOW FROM INVESTING ACTIVITIES
Decrease (Increase) in short term investments.................          1,320                310
Cash consideration paid for acquired businesses...............        (23,505)
Cash of acquired businesses...................................         35,301
Proceeds from sale of investments.............................                               739
Repayment by a shareholder....................................            460                212
Redemption of minority interest...............................         (6,163)            (8,983)
Decrease (increase) of pension assets.........................            (89)                --
Proceeds from sale of equipment...............................             30                 --
Investment in other assets....................................         (1,952)               (27)
                                                                    ---------           --------
Net cash provided by (used in) investing activities...........          5,402             (7,749)
                                                                    ---------           --------
CASH FLOW FROM FINANCING ACTIVITIES
Repayment of Long term debt...................................             (1)                --
Proceeds from issuance of common stock........................          4,008              3,318
Post retirement benefits other than pension...................             (7)               (18)
Minority Interest (issue of preferred shares of subsidiary)...         22,374                 --
Net increase in bank indebtedness.............................          8,750                 --
                                                                    ---------           --------
Net cash provided by financing activities.....................         35,124              3,300
                                                                    ---------           --------
Effect of foreign exchange rate changes on cash...............           (685)              (384)
NET INCREASE (DECREASE) IN CASH...............................         35,702             (1,079)
Cash at beginning of period...................................          4,765              5,578
                                                                    ---------           --------
Cash at end of period.........................................         40,467              4,499
                                                                    =========           ========

                       CEDAR GROUP, INC. AND SUBSIDIARIES

                UNAUDITED CONSOLIDATED STATEMENTS OF OPERATIONS

           Six Months and Three Months Ended March 31, 1996 and 1995

                                         3 MONTHS       3 MONTHS
                                          ENDED          ENDED        YEAR-TO-DATE   YEAR-TO-DATE
                                         31/03/96       31/03/95       31/03/96       31/03/95
                                                    (in thousands of U.S. dollars)
SALES...............................        53,517         25,703        104,958         60,090
                                        -----------    -----------    -----------    -----------
Cost of Sales.......................        45,813         22,487         89,525         53,263
Selling, general and administrative
  expenses..........................         4,317            959          9,350          3,403
                                        -----------    -----------    -----------    -----------
                                            50,130         23,446         98,875         56,666
                                        -----------    -----------    -----------    -----------
Profit from operations..............         3,387          2,257          6,083          3,424
Interest income, net................            (3)            (2)            43             (2)
Income -- operations of
  joint-venture.....................           244              0            732              0
Other Income........................            61            644            234            916
                                        -----------    -----------    -----------    -----------
Net Income before income taxes &
  minority interest.................         3,689          2,899          7,092          4,338
                                        -----------    -----------    -----------    -----------
Income taxes
  Current...........................        (1,176)          (873)        (2,374)        (1,373)
  Deferred..........................          (230)             1           (343)             1
                                        -----------    -----------    -----------    -----------
                                            (1,406)          (872)        (2,717)        (1,372)
                                        -----------    -----------    -----------    -----------
Net income before minority
  interest..........................         2,283          2,027          4,375          2,966
                                        -----------    -----------    -----------    -----------
Minority interest
  Dividends on preferred shares.....          (131)             0           (205)             0
  Common stock......................            28             45            (11)            89
                                        -----------    -----------    -----------    -----------
NET INCOME..........................         2,180          2,072          4,159          3,055
                                        -----------    -----------    -----------    -----------
Retained earnings (deficit),
  beginning of period...............         1,105           (877)          (874)        (1,860)
                                        -----------    -----------    -----------    -----------
RETAINED EARNINGS (DEFICIT), END OF
  PERIOD............................         3,285          1,195          3,285          1,195
Net Income per common share and
  common share equivalent
  Primary...........................          0.13           0.14           0.25           0.22
  Fully diluted.....................          0.13           0.14           0.24           0.22
                                        -----------    -----------    -----------    -----------
Weighted average number of common
  shares and common share equivalent
  Primary...........................    16,329,589     14,464,624     16,320,488     14,109,661
  Fully diluted.....................    17,357,811     14,464,624     17,334,599     14,109,661
                                        ===========    ===========    ===========    ===========

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

1.   BASIS OF PRESENTATION

     The accompanying consolidated financial statements include the consolidated accounts of CEDAR GROUP, INC. (the "Company") and its subsidiaries. All significant intercompany accounts and transactions have been eliminated in the consolidation.

     The condensed consolidated financial statements do not include footnotes and certain financial information normally presented annually under generally accepted accounting principles and, therefore, should be read in conjunction with the Company's September 30, 1995 annual report on Form 10-KSB. Accounting measurements at interim dates inherently involve greater reliance on estimates than at year-end. The results of operations for the six months ended March 31, 1996 are not necessarily indicative of results that can be expected for the full year.

     The condensed consolidated financial statements included herein are unaudited however, they contain all adjustments (consisting of normal recurring accruals) which, in the opinion of the Company, are necessary to present fairly its consolidated financial position at March 31, 1996 and its consolidated results of operations for the three months and six months ended March 31, 1996 and cash flows for the six months ended March 31, 1996.

2.   BUSINESS

     The Company through its operating subsidiaries, participates in two principal market segments: infrastructure engineering and manufacturing services, and in shipbuilding, as a result of the acquisition of Groupe MIL Inc. with effect as at March 31, 1996.

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

5.   ACCOUNTS PAYABLE AND ACCRUED EXPENSES

     Accounts payable and accrued expenses at March 31, 1996 include normal trade payables, construction sub-contractor payables, job cost accruals based on percentage of completion of individual contracts and recurring payroll and overhead accruals.

     Accrued expenses at March 31, 1996 include the unpaid consideration for the ordinary shares of McConnell Dowell Corporation Limited acquired by the Company ($14.1 million) and for the repurchase of the 25% of the common shares held by minority shareholders by Steen Contractors Limited ($1.6 million). These amounts were satisfied on April 30, 1996 and May 3, 1996, respectively.

6.   CAPITAL STOCK

     Preferred stock: $.001 par value; 5,000,000 shares authorized, none issued. Common Stock: $.001 par value, 20,000,000 shares authorized; as of March 31, 1996: 15,897,582 shares were issued and outstanding and 14,524,625 shares were issued and outstanding as of March 31, 1995.

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

     The Company leases office and warehouse space under non-cancelable operating leases. The terms of the various leases run between one and five years, the last of which expires in November, 1997. Future minimum lease payments under all non-cancelable leases for the years subsequent to March 31, 1996 consist of the following:

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

     The Company is subject to a risk of claims for product liability. If a product liability claim exceeding the company's insurance coverage or its own available resources were to be successfully asserted against the Company, it would have a material adverse effect on the Company's financial condition. The Company has general liability insurance coverage of approximately $5 million per occurrence, with a maximum of $5 million of claims payable during any policy year. There is no assurance that such coverage will be sufficient to fully insure against claims brought against the Company and its subsidiaries, or that the Company will be able to maintain such insurance at affordable rates or obtain additional insurance covering the products.

                  FINANCIAL CONDITION & RESULTS OF OPERATIONS

ITEM 2 -- MANAGEMENT'S DISCUSSION AND ANALYSIS OF
        FINANCIAL CONDITION AND RESULTS OF OPERATIONS

        ACQUISITION OF STEEN CONTRACTORS LIMITED

     On July 31, 1995 (but effective April 1, 1995) Cedar Group, Inc. (the "Company") acquired 75% of the outstanding common shares of Steen Contractors Limited ("Steen") for a purchase price of Cdn $6,300,000 (US $4,575,000). Steen is an engineering company specializing in mechanical, heating, ventilation and air conditioning contracts for industrial, commercial, manufacturing and processing plants.

     Effective March 31, 1996, Steen repurchased the 25% of the common shares of Steen not owned by the Company for cash consideration payable of Cdn $2,135,000 (US $1,571,000). The full amount was paid May 3rd, 1996.

     The acquisition of Steen has been accounted for under the purchase method of accounting and has been given effect from April 1, 1995 for the first purchase and from March 31, 1996 for the repurchase. Accordingly, the results of operations for the six months ended March 31, 1996 include the operations of Steen for the entire period but are excluded from the comparative six month period ended March 31, 1995.

     The Company has accrued the US $1,571,000 that was paid by Steen for the repurchase of 25% of the common shares, which amount was paid to the minority shareholders on May 3, 1996.

ACQUISITION OF MCCONNELL DOWELL CORPORATION LIMITED

     On March 29, 1996, Cedar Group Australia Pty Ltd ("CGA"), an Australian corporation and a wholly-owned subsidiary of Cedar Group, Inc. (the "Company"), for and on behalf of Cedar Group Canada Inc., purchased through the facilities of the Australian Stock Exchange 12,640,000 ordinary shares of McConnell Dowell Corporation Limited ("MDC"), constituting approximately 30.4% of the issued ordinary shares of MDC, at a purchase price of A$20,224,000 (US $15,774,720), or A$1.60 (US $1.25) per share. CGA had made a tender offer for all of the outstanding ordinary shares of MDC, which expired on April 9, 1996, with 11,178,115 shares having been tendered into the offer, constituting 26.89% of the issued ordinary shares of MDC. The tender offer was for A$1.25 (US $.98) per share (later increased to A$1.60 (US $1.25), net to the seller in cash. Prior to the commencement of the tender offer, CGA owned approximately 19.9% of the issued ordinary shares of MDC, which it had acquired from Morrison Knudsen Corporation. As a result of these transactions, CGA owns as of April 11, 1996, 31,091,400 ordinary shares, constituting 77.2% of the issued ordinary shares of MDC. The total amount of funds required to purchase all of the shares of MDC owned by CGA and to pay related fees and expenses was US $41,433,806.

     The Company committed to provide these funds to CGA through another of its wholly-owned subsidiaries, Cedar Group Canada Inc., a Canadian corporation ("CGC"). CGC obtained such funds from a newly created credit facility ($30 million) pursuant to that certain credit facility agreement dated as of March 29, 1996 (the "Credit Agreement") among CGC, the Company and BT Commercial Corporation ("BTCC").

     In addition, funds were provided by an offshore private placement of US $15 million of 6% Convertible Preferred Shares (the "TCI Preferred Shares") of Cedar Group (TCI) Inc. LLC. The TCI Preferred Shares pay cash dividends at the rate of 6% per annum. The TCI Preferred Shares are convertible into the Company's Common Stock, beginning May 31, 1996, at a conversion price which is equal to 12% less than the market price of the Common Stock during the five trading days prior to conversion if converted prior to June 30, 1996, or 15% less than the market price of the Common Stock during the five trading days prior to conversion if converted thereafter. All TCI Preferred Shares outstanding on October 31, 1998 will be automatically converted into the Company's Common Stock.

     MDC's assets consist of cash, accounts receivable, inventories and property, plant and equipment. These assets are utilized in its infrastructure, including pipeline, mechanical and electrical, engineering and its construction groups of subsidiaries operating throughout Asia, Australia, and New Zealand. The Company plans for MDC to continue such course of business under its control. The consideration paid by CGA was determined by the Company's management based on prevailing market conditions.

     No material relationship existed between MDC and the Company or any of its affiliates, any director or officer of the Company, or any associate of any such director or officer prior to the Company's acquisition of the ordinary shares of MDC.

     The Company has accounted for the acquisition of MDC using the purchase method as of March 29, 1996, the date at which the Company achieved voting control of MDC. Accordingly, the assets and liabilities of MDC as at March 31, 1996 are consolidated into the accounts of the Company. The minority interest of 22.8%, being the shares remaining outside of Cedar's control after April 11,1996, have been accounted for as minority interest as at March 31, 1996. At March 31, 1996, the Company had paid for 50.3% of the MDC outstanding shares and its transaction related fees and expenses at a cost of approximately US $27.3million. At March 31, 1996, the Company was committed to the purchase of a further 26.87% of the MDC shares for approximately US $14.1 million. This $14.1 million is accrued for in current liabilities as at March 31, 1996.

     Prior to March 29, 1996, the Company accounted for its investment in MDC using the equity method.

ACQUISITION OF GROUPE MIL INC. ("MIL")

     On April 25, 1996, but effective March 31, 1996, the Company's wholly owned subsidiary Cedar Group Canada Inc. acquired from Societe Generale de Financement ("SGF"), 100% of the equity of Groupe MIL Inc. for the purchase price of $1.00. MIL is an industrial manufacturing concern operating through two subsidiaries and an operating division;

     MIL Davie Inc., founded in 1829 is Canada's oldest and largest shipbuilding and ship repair facility and has in excess of 1,000,000 square feet of manufacturing space, fabricates major industrial components for the energy, pulp and paper and petro-chemical sectors.

     Intermodal Inc. is a designer and a manufacturer of road-rail interchangeable systems, a recently developed proprietary technology which provides significant economic and logistic advantages to the surface transportation industry.

     MIL Systems, is the engineering division located in Ottawa, Canada, which is classified as ISO 9001 and specializes in advanced ship design software, naval systems, computer aided logistics and global telecommunications.

     SGF has assumed all current and contingent encumbrances and liabilities as of the date of closing, including accumulated working capital deficiencies. In addition, by May 15, 1996, SGF will invest a further Cdn $25 million to upgrade facilities and contribute to the working capital requirements of MIL over the next two years.

     The Company hopes to increase MIL's industrial and naval capability on a global scale pursuant to a recently developed plan. This plan, estimated to be implemented over the next five years, is to include the participation of SGF, which has agreed to contribute up to 25% of funds invested to implement the development plan over the five years period to a maximum of Cdn $25 million.

     The Company intends to continue the existing shipbuilding and ship repair activities for both commercial and military vessels while attempting to expand MIL Davie's capabilities to the manufacturing of offshore platforms, supply vessels and large scale container handling systems.

     The acquisition of MIL has been accounted for under the purchase method of accounting and has been given effect as at March 31, 1996. Accordingly, the balance sheet accounts of MIL are included in the consolidated balance sheets at March 31, 1996 but the reported results of operations for Cedar's current and comparative interim periods exclude the results of MIL.

     The Company will consolidate the revenues and expenses of MIL commencing April 1, 1996.

RESULTS OF OPERATIONS

     Consolidated sales for the first half of the fiscal year increased from $60.0 million in 1995 to $104.9 million in 1996. Of this increase of approximately $45 million, over $27 million relates to the inclusion of Steen's results for fiscal 1996 and the balance of approximately $18 million is attributable to significant new contracts being processed by Dominion Bridge, Inc. The second quarter's sales growth of $27,8 million from fiscal 1995's sales of $25.7 million to $53.5 million in the quarter ended March 31, 1996 is similarly comprised of the inclusion of Steen -- $15 million and the balance is due to internal growth at Dominion Bridge of $12.8 million.

     Gross margins as a percentage of sales have increased from 11.3% for the first six months of fiscal 1995 to 14.7% for the six months ended March 31, 1996. This improvement in overall margins is due to performance gains being recognized on several significant Dominion Bridge projects, greater sales volume at Dominion Bridge to allow fixed plant overheads to be allocated over a broader sales bases, and improved operating management at Unimetric. These gains offset the lower gross margin earned on the Steen sales (9% on six month year to date results) compared to the rest of the operating units.

     Income from joint ventures relates to Steen's interest in an offshore construction project. Steen accounts for this joint venture income using the equity method.

     Selling, General and Administrative expenses have increased by $5.9 million for the six months ended March 31, 1996 compared to 1995. Of this increase, $1.9 million relates to the inclusion of Steen in fiscal 1996 and $4.0 million relates to Dominion Bridge's overhead cost increases associated with the increased sales volume at Dominion Bridge both domestically and internationally. All costs associated with foreign development projects have been expensed as incurred in fiscal 1996.

     The selling, general and administration costs for the quarter ended March 1996 are similarly increased from fiscal 1995. Of the total increase in the quarter's costs of $3.3 million, $1.0 million relates to Steen, and the balance to Dominion Bridge.

LIQUIDITY AND CAPITAL RESOURCES

     During the quarter ended March 31, 1996, the Company, through its wholly owned subsidiary, Cedar Group Canada Inc. entered into a bridge loan facility for US $30 million to partially fund the acquisition of the ordinary shares of MDC. The bridge loan was restated and converted to a term loan maturing April 30, 1997. This loan facility to the subsidiary is secured by the Company's parental guarantee, the guarantees of the Company's operating subsidiaries, pledges of the shares of the Company's principal operating subsidiaries (Dominion Bridge, Steen and MDC) and liens on the real and moveable properties of the operating subsidiaries, excluding MDC. The credit facility has replaced the Company's previous Canadian chartered bank lines of credit.

     On or about October 31, 1995, Cedar Group (TCI) Inc., LLC, ("TCI"), a limited life company duly incorporated and established under the laws of the Turks and Caicos Islands, British West Indies, a wholly owned subsidiary of the Company, accepted subscriptions in the approximate amount of $8.5 million of 6% Cumulative Convertible Preferred Shares of TCI at $8.50 per share (the "Original Preferred Shares"). The net proceeds realized by TCI from the offering of the Original Preferred Shares were loaned to the Company (the "Loan"), with interest calculated and payable semi-annually by the Company to TCI at a rate of 6% per annum. The Company utilized the net proceeds of the Loan to provide additional working capital and to fund portions of the purchase price of Steen Contractors Ltd. and McConnell Dowell Corporation Limited of Australia ("MDC"). The Loan is repayable by the Company issuing shares of its Common Stock to satisfy the conversion of the Original Preferred Shares.

     On or about March 15, 1996, TCI issued approximately an additional $13 million of Preferred Shares (the "Additional Preferred Shares") which funds were likewise advanced to the Company to finance its tender offer for MDC Limited of Australia. This latest advance is also repayable by the conversion of the Additional Preferred Shares into shares of Common Stock of the Company.

     Each Original Preferred Share is convertible into one share of Company Common Stock at a price of $7.375 per share. Each Additional Preferred Share is convertible into Company Common Stock at a discount ranging from 12% to 15% from the market price of the Common Stock on the date of the conversion. Holders of the Original and Additional Preferred Shares will be able to convert their Preferred Shares into shares of Common Stock of the Company at the option of the holder at any time during the Conversion Period which runs from May 31, 1996 up to and including October 31, 1998 (the "Maturity Date"). It is anticipated that the Board of Directors of the Company will consider a change in the conversion terms of the Original Preferred Shares to be the same as the conversion terms for the Additional Preferred Shares.

     As presently structured, the day following the Maturity Date (the "Redemption Date"), all of the remaining unconverted Original Preferred Shares will automatically be converted into shares of Common Stock of the Company at a price equal to the lesser of the weighted average of the closing price of the Company's Common Stock traded on NASDAQ during the twenty (20) trading days proceeding the Maturity Date and $7.375.

     TCI completed its amended first closing of its private placement and accepted and deposited $8.5 million of subscriptions. TCI continued to raise the balance of its private placement and achieved a second closing on or about March 29, 1996, on which it accepted and deposited $15.7 million of subscriptions.

     The Company used the proceeds of the above-mentioned loan facility and TCI Preferred Shares issues to effect the purchase of MDC, to buy out a portion of the Dominion Bridge Preferred Shares minority interest, and to fund general working capital requirements.

     The TCI Preferred Shares have been classified as minority interest as they are Preferred Shares of TCI and are not yet convertible into common equity of the Company.

     Total minority interests of US $33,629,000 as at March 31, 1996 consist of United Dominion Industries Limited's remaining balance of Cdn $3,200,000 of Class A Preferred Shares in Dominion Bridge, US $22,344,000 of net proceeds on the issuance Preferred Shares of Cedar Group (TCI) Inc. LLC and US $8,774,000 representing the 22.8% minority interest in McConnell Dowell Corporation.

     At March 31, 1996 the Company has significantly increased cash and working capital balances from previously reported position due to the inclusion of the balance sheets of MDC and MIL. MDC has a net negative cash balance of $1.6 million but a net positive working capital position of $26.1 million. This reflects MDC's current financial position of being heavily invested in inventories ($50.5 million) and accounts receivable ($43.1 million) on several major projects that are only partially funded by accounts payable ($72.9 million). These projects are expected to become cash flow positive in the Company's 3rd and 4th fiscal quarters. MIL has a net positive cash position of $22 million and positive working capital of $12.4 million. This reflects MIL's current financial position of cash invested by the SGF to defray expected costs of internal investments and restructuring. The MIL cash balance is restricted to investment within the MIL operating company group.

     The Company expects to be able to fund its immediate cash requirements from its operating cash flow but may require additional capital in the form of debt, convertible debt or equity to fund continued internal expansion or potential future acquisitions.

EFFECT OF INFLATION

     The Company's operating costs are subject to general economic and inflationary pressures. While operating cost have increased during the past years, the Company does not believe that its operations have been significant affected by inflation.

                          PART II -- OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

     The Company is not currently involved in any litigation or proceedings which are material either individually or in the aggregate, and, to the Company's knowledge, no other legal proceedings of a material nature involving the Company are currently contemplated by any individuals, entities or governmental authorities except as outlined below.

     The Company commenced an action against Stelco Inc. on December 20, 1994 in the Ontario Court to obtain a declaration that it is the rightful owner of 75% of the common shares of Stelco Fasteners Ltd. and for damages as a result of a dispute that arose between the parties in connection with the acquisition by the Company of 75% of the common shares of Stelco Fasteners Ltd., a company owned by Stelco Inc. The Ontario Court (General Division) denied the Company's claims in a judgment released on December 21, 1995. Upon reviewing the elements of the case, the Company has accepted the recommendation of its counsel and of a further legal opinion that, based upon significant errors of law, an appeal is warranted. Consequently, on January 19, 1996 the Company filed a notice of appeal with the Ontario Court of Appeal for the Decision of the Ontario Court General Division. The appeal is expected to be heard in November, 1996.

     By complaint dated November 7, 1995, certain shareholders (the "Plaintiffs") brought a shareholders derivative suit in the Chancery Court of the State of Delaware against Cedar Group, Inc. and Michel L. Marengere, Micheline Prud'homme and Rene Amyot, individually. The complaint alleges certain interest and self-dealing transactions by Mr. Marengere. Plaintiffs seed judgment for the damages suffered by the Company as a result of the alleged transactions, costs and expenses of the action, including reasonable attorneys' fees and any other relief that the Court may deem just and proper. The Company and the other defendants have filed a motion for the dismissal of the suit, however, no date has yet been determined for the hearing by the Chancery Court.

ITEM 2.   CHANGES IN SECURITIES

     None

ITEM 3.   DEFAULTS UPON SENIOR SECURITIES

     None.

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     None.

ITEM 5.   OTHER EVENTS

     Not applicable.

ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K

     (a) Exhibits

     None

     (b) Reports on Form 8-K

     None

     --  Change of auditors April 3, 1996

     --  Acquisition of MDC March 29, 1996

     --  Acquisition of MIL May 10, 1996

                                   SIGNATURES

     PURSUANT TO THE REQUIREMENTS OF THE SECURITIES EXCHANGE ACT. OF 1934, THE REGISTRANT HAS DULY CAUSED THIS REPORT TO BE SIGNED ON BEHALF OF THE UNDERSIGNED THEREUNTO DULY AUTHORIZED.

                                            CEDAR GROUP, INC.
DATE: MAY 10, 1996
                                            By: /s/ Michel L. Marengere
                                            --------------------------------------------
                                                Michel L. Marengere
                                                Chairman and Chief Executive Officer


                                            By: /s/ Robert Chartier
                                            --------------------------------------------
                                                Robert Chartier
                                                Principal Accounting Officer