Form 10-Q
period 1996-06-30
DOMINION BRIDGE CORP
filed 1996-08-14
CIK 854859

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                   FORM 10-Q

[ X ] QUARTERLY REPORT UNDER SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

                 For the Quarterly Period Ended June 30, 1996

[   ]            TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF
                 THE SECURITIES EXCHANGE ACT OF 1934

                 For the Transition Period From __________ To __________

          DOMINION BRIDGE CORPORATION (formerly Cedar Group, Inc.)
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

                            Yes   X                  No _____

APPLICABLE ONLY TO CORPORATE ISSUERS.

As of August 12, 1996, there were 20,518,675 shares of Common Stock, par value $.001 per share, outstanding.

                                     INDEX

                                                                                          PAGE
                                                                                         ------
PART I      FINANCIAL INFORMATION
            Item 1.     Consolidated Balance Sheets at June 30, 1996 (unaudited) and
                        September 30, 1995                                                    3
                        Consolidated Statement of Operations for the three months and
                        nine months ended June 30, 1996 and June 30, 1995 (unaudited)         4
                        Consolidated Statement of Cash Flows for the nine months ended
                        June 30, 1996 and June 30, 1995 (unaudited)                         5-6
                        Notes to consolidated Financial Statements (Unaudited)              7-8
            Item 2.     Management's Discussion and Analysis of Financial Condition and
                        Results of Operations                                              9-12
PART II     OTHER INFORMATION
            Item 1.     Legal Proceedings                                                    13
            Item 2.     Changes in Securities                                                13
            Item 3.     Defaults Upon Senior Securities                                      13
            Item 4.     Submission of Matters to a Vote of Security Holders               13-14
            Item 5.     Other Information                                                    14
            Item 6.     Exhibits and Reports on Form 8-K                                     14

            DOMINION BRIDGE CORPORATION (FORMERLY CEDAR GROUP, INC.)

                          CONSOLIDATED BALANCE SHEETS

                      June 30, 1996 and September 30, 1995

                                                                 JUNE 30, 1996     SEPTEMBER 30, 1995
                                                                 -------------     ------------------
                                                                   Unaudited            Audited
                                                                    (in thousands of U.S. dollars)
ASSETS
CURRENT ASSETS
Cash.........................................................        25,317                4,765
Short term deposits and investments..........................         1,420                4,467
Accounts receivable, net of allowances.......................       107,878               44,169
Inventories..................................................        76,086               12,746
Prepaid expenses and other assets............................         5,115                1,822
                                                                   --------             --------
TOTAL CURRENT ASSETS.........................................       215,816               67,969
                                                                   --------             --------
Property, plant and equipment, net...........................        39,037               20,661
Advances to a shareholder....................................           738                1,198
Assets of business transferred under contractual arrangements
  (preferred shares).........................................         3,643                3,640
Pension assets...............................................         1,708                1,619
Other assets.................................................         5,977                1,312
                                                                   --------             --------
TOTAL ASSETS.................................................       266,919               96,399
                                                                   ========             ========
LIABILITIES AND SHAREHOLDERS' EQUITY
CURRENT LIABILITIES
Bank indebtedness............................................        35,545                6,688
Accounts payable and accrued expenses........................       125,880               31,991
Customer advances............................................        12,165                6,062
                                                                   --------             --------
TOTAL CURRENT LIABILITIES....................................       173,590               44,741
                                                                   --------             --------
Advances from unincorporated joint venture...................           350                  750
Note payable.................................................           581                  488
Deferred income taxes........................................        13,628                5,994
Accrued post-retirement benefits other than pensions.........         2,184                  522
Long-term debt...............................................            --                   --
Minority interest............................................        34,540               10,161
                                                                   --------             --------
                                                                     51,283               17,915
                                                                   ========             ========
STOCKHOLDER'S EQUITY
Common stock.................................................            16                   15
Additional paid-in capital...................................        40,770               36,345
Retained earnings (deficit)..................................         3,536                 (874)
Cumulative translation adjustment............................          (391)                 142
                                                                   --------             --------
                                                                     43,931               35,628
Subscriptions receivable.....................................        (1,885)              (1,885)
                                                                   --------             --------
                                                                     42,046               33,743
                                                                   --------             --------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY...................       266,919               96,399
                                                                   ========             ========

   DOMINION BRIDGE CORPORATION (FORMERLY CEDAR GROUP, INC.) AND SUBSIDIARIES

                UNAUDITED CONSOLIDATED STATEMENTS OF OPERATIONS

           Nine months and three months ended June 30, 1996 and 1995

                                         3 MONTHS       3 MONTHS       YEAR TO        YEAR TO
                                          ENDED          ENDED           DATE           DATE
                                         30/06/96       30/06/95       30/06/96       30/06/95
                                         (In thousands of U.S. dollars), except per share data
SALES...............................       132,100         40,236        237,058        100,326
                                        -----------    -----------    -----------    -----------
Cost of Sales.......................       118,562         32,657        208,087         85,920
Selling, general and administrative
  expenses..........................        11,484          6,690         20,834         10,093
                                        -----------    -----------    -----------    -----------
                                           130,046         39,347        228,921         96,013
                                        -----------    -----------    -----------    -----------
Profit from operations..............         2,054            889          8,137          4,313
Interest income (expense) net.......          (949)           147           (906)           145
Income -- operations of
  joint-venture.....................           190            817            922            817
Other income........................           461            824            695          1,740
                                        -----------    -----------    -----------    -----------
Net income before income taxes &
  minority interest.................         1,756          2,677          8,848          7,015
Income tax provision................           446            356          3,163          1,728
                                        -----------    -----------    -----------    -----------
Net income before minority
  interest..........................         1,310          2,321          5,685          5,287
Minority interest
  Dividends on preferred shares.....          (364)           (70)          (569)           (70)
  Common stock......................          (695)          (248)          (706)          (159)
                                        -----------    -----------    -----------    -----------
NET INCOME..........................           251          2,003          4,410          5,058
                                        -----------    -----------    -----------    -----------
Retained earnings (deficit),
  beginning of period...............         3,285          1,086           (874)        (1,969)
                                        -----------    -----------    -----------    -----------
RETAINED EARNINGS (DEFICIT), END OF
  PERIOD............................         3,536          3,089          3,536          3,089
Net income per common share and
  common share equivalents
  Primary...........................          0.02           0.14           0.27           0.36
  Fully diluted.....................          0.01           0.14           0.22           0.36
Weighted average number of common
  shares and common share
  equivalents
  Primary...........................    16,333,161     14,528,691     16,374,585     14,245,678
  Fully diluted.....................    24,632,450     14,528,691     19,772,748     14,245,678
                                        ===========    ===========    ===========    ===========

                               CEDAR GROUP, INC.

                 UNAUDITED CONSOLIDATED STATEMENT OF CASH FLOWS

                    Nine months ended June 30, 1996 and 1995

                                                                     JUNE 30, 1996     JUNE 30, 1995
                                                                     -------------     -------------
                                                                     (in thousands of U.S. dollars)
CASH FLOW FROM OPERATING ACTIVITIES
Net income.......................................................          4,410            5,058
Adjustments to reconcile net income to net cash provided by (used
  in) operating activities
  Minority interest in net income................................            770              159
  Gain on disposal of fixed assets...............................             --             (879)
  Depreciation and amortization..................................          3,439            3,657
  Deferred income tax............................................          1,668              305
  Common stock issued for services...............................            603               --
  Income from operations of a joint venture......................           (922)            (817)
  Cash advances received from joint venture......................            522              816
  (Increase) decrease in accounts receivable.....................         (8,256)          (5,930)
  (Increase) decrease in prepaid expenses and other assets.......          7,007            1,086
  (Increase) decrease in inventories.............................        (11,468)           6,414
  (Decrease) increase in accounts payable........................         (3,195)          (4,310)
  (Decrease) increase in customer advances.......................          3,729           (3,529)
                                                                       ---------         --------
NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES..............         (1,693)           2,030
                                                                       ---------         --------
CASH FLOW FROM INVESTING ACTIVITIES
Decrease (Increase) in short term investments....................          3,047               --
Net book value for acquired businesses...........................        (37,565)          (4,575)
Cash of acquired businesses......................................         35,301               --
Repayment by a shareholder.......................................            460              238
Cash redemption of minority interest.............................         (8,259)          (7,070)
Decrease (increase) of pension assets............................            (89)              --
Proceeds from sale of equipment..................................            301            3,442
Investment in other assets.......................................         (2,049)            (985)
Investment in fixed assets.......................................         (8,155)              --
                                                                       ---------         --------
NET CASH PROVIDED BY (USED IN) INVESTING ACTIVITIES..............        (17,008)          (8,950)
                                                                       ---------         --------

                                                                     June 30, 1996     JUNE 30, 1995
                                                                       ---------         --------
                                                                     (in thousands of U.S. dollars)
CASH FLOW FROM FINANCING ACTIVITIES
Repayment of other long term liabilities.........................         (1,083)             (31)
Proceeds from issuance of common stock...........................          4,119            3,318
Post retirement benefits other than pension......................             (9)              --
Minority interest (issue of preferred shares of subsidiary)......         22,869               --
Net increase in bank indebtedness................................         13,964            7,613
                                                                       ---------         --------
NET CASH PROVIDED BY FINANCING ACTIVITIES........................         39,861           10,900
                                                                       ---------         --------
Effect of foreign exchange rate changes on cash..................           (608)            (487)
                                                                       ---------         --------
NET INCREASE (DECREASE) IN CASH..................................         20,552            3,493
                                                                       ---------         --------
Cash at beginning of period......................................          4,765            5,578
                                                                       ---------         --------
CASH AT END OF PERIOD............................................         25,317            9,071
                                                                       ---------         --------
SUPPLEMENTARY CASH FLOW INFORMATION
Non-cash investing and financing activities
Issuance of common stock on conversion of minority interest
  preferred shares...............................................          1,505               --
Issuance of common stock for preferred share issue costs.........          1,273               --
                                                                       =========         ========

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

1.   BASIS OF PRESENTATION

     The accompanying consolidated financial statements include the consolidated accounts of DOMINION BRIDGE CORPORATION (formerly Cedar Group, Inc.)
     (the "Company") and its subsidiaries. All significant intercompany accounts and transactions have been eliminated in the consolidation.

     During the quarter ended June 30, 1996, the Company changed its name to recognize the significance of the over 100 years of accumulated goodwill of the company's principal North American operating subsidiary, Dominion Bridge, Inc. The name change obtained approval and became effective July 31, 1996.

     The condensed consolidated financial statements do not include footnotes and certain financial information normally presented annually under generally accepted accounting principles and, therefore, should be read in conjunction with the Company's September 30, 1995 annual report on Form 10-KSB. Accounting measurements at interim dates inherently involve greater reliance on estimates than at year-end. The results of operations for the nine months ended June 30, 1996 are not necessarily indicative of results that can be expected for the full year.

     The condensed consolidated financial statements included herein are unaudited, however, they contain all adjustments (consisting of normal recurring accruals) which, in the opinion of the Company, are necessary to present fairly its consolidated financial position at June 30, 1996 and its consolidated results of operations for the three months and nine months ended June 30, 1996 and cash flows for the nine months ended June 30, 1996.

     PRINCIPLES OF CONSOLIDATION

     Since the beginning of the current fiscal year, the Company has (1) acquired the remaining minority interest in Steen Contractors Limited, (2) acquired approximately 78% of the outstanding shares of McConnell Dowell Corporation Limited and (3) acquired 100% of the issued share capital of Groupe MIL Inc. for Cdn $1.00.

     Each of the above acquisitions were accounted for under the purchase method of accounting. Under the purchase method of accounting, the assets of the acquired entity are reflected on the balance sheet at their fair market value on the date of purchase, with the balance of the purchase price attributed to goodwill. In the case of MIL, since the purchase price was nominal, the difference between the fair market value of the assets and the purchase price is treated as negative goodwill. Restructuring costs and losses of MIL attributable to the intended restructuring will be charged as incurred against the negative goodwill balance.

2.   BUSINESS

     The Company through its operating subsidiaries participates in infrastructure engineering, manufacturing services and in shipbuilding.

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

5.   ACCOUNTS PAYABLE AND ACCRUED EXPENSES

     Accounts payable and accrued expenses at June 30, 1996 include normal trade payables, construction sub-contractor payables, job cost accruals based on percentage of completion of individual contracts and recurring payroll and overhead accruals.

6.   CAPITAL STOCK

     Preferred stock: $.001 par value; 5,000,000 shares authorized, none issued. Common Stock: $.001 par value, 50,000,000 shares authorized; as of June 30, 1996, 16,482,582 shares were issued and outstanding and 14,534,625 shares were issued and outstanding as of June 30, 1995.

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

                     MANAGEMENT'S DISCUSSION & ANALYSIS OF
                  FINANCIAL CONDITION & RESULTS OF OPERATIONS

ITEM 2 -- MANAGEMENT'S DISCUSSION AND ANALYSIS OF
        FINANCIAL CONDITION AND RESULTS OF OPERATIONS

ACQUISITION OF STEEN CONTRACTORS LIMITED

     On July 31, 1995 (but effective April 1, 1995) the Company acquired 75% of the outstanding common shares of Steen Contractors Limited ("Steen") for a purchase price of Cdn $6,300,000 (US $4,575,000). Steen is an engineering company specializing in mechanical, heating, ventilation and air conditioning contracts for industrial, commercial, manufacturing and processing plants.

     Effective March 31, 1996, Steen re-purchased the remaining 25% of its common shares for cash consideration payable of Cdn $2,135,000 (US $1,571,000). The full amount was paid on May 3, 1996.

     The acquisitions have been accounted for under the purchase method of accounting and have been given effect from April 1, 1995 for the first (75 %) purchase and from March 31, 1996 for the second (25 %) purchase. Accordingly, the results of operations for the nine months ended June 30, 1996 include the varying proportionate interest in the operations of Steen for the entire period and only three months of Steen results are included in the comparative nine month period ended June 30, 1995.

     The acquisition of Steen was funded originally by a bridge loan facility. This loan was repaid in October of 1995 through partial use of proceeds raised in the Company's subsidiary, Cedar Group (TCI) Inc. LLC. (See section: Liquidity and Capital Resources).

     Steen is presently an indirectly wholly-owned subsidiary of the Company as the shares of Steen are owned by Cedar Group Canada Inc.

ACQUISITION OF MCCONNELL DOWELL CORPORATION LIMITED

     On March 29, 1996, Cedar Group Australia Pty Ltd ("CGA"), an Australian corporation and an indirect wholly-owned subsidiary of the Company, purchased through the facilities of the Australian Stock Exchange 12,640,000 ordinary shares of McConnell Dowell Corporation Limited ("MDC"), constituting approximately 30.4% of the issued ordinary shares of MDC, at a purchase price of A$20,224,000 (US $15,774,720), or A$1.60 (US $1.25) per share. CGA had made a tender offer for all of the outstanding ordinary shares of MDC, which expired on April 9, 1996, with 11,178,115 shares having been tendered into the offer, constituting 26.89% of the issued ordinary shares of MDC. The tender offer was for A$1.25 (US $.98) per share (later increased to A$1.60 (US $1.25), net to the seller in cash. Prior to the commencement of the tender offer, CGA owned approximately 19.9% of the issued ordinary shares of MDC, which it had acquired from Morrison Knudsen Corporation. As a result of these transactions, CGA owns as of April 11, 1996, 31,091,400 ordinary shares, constituting 77.2% of the issued ordinary shares of MDC. The total amount of funds required to purchase all of the shares of MDC owned by CGA and to pay related fees and expenses was US $41,433,806.

     The Company committed to provide these funds to CGA through another of its wholly-owned subsidiaries, Cedar Group Canada Inc., a Canadian corporation ("CGC"). CGC obtained such funds from a newly created credit facility ($30 million) pursuant to that certain credit facility agreement dated as of March 29, 1996 (the "Credit Agreement") among CGC, the Company and BT Commercial Corporation ("BTCC"), as the lender (the "Lender").

     The Company funded the balance of the purchase price from funds raised through its Cedar TCI subsidiary preferred share issue. (See section: Liquidity and Capital Resources)

     MDC's assets consist of cash, accounts receivable, inventories and property, plant and equipment. These assets are utilized in its infrastructure, including pipeline, mechanical and electrical, engineering and construction groups operating throughout Asia, Australia, and New Zealand. The Company plans for MDC to continue such course of business under its control.

     The Company has accounted for the acquisition of MDC using the purchase method as of March 29, 1996, the date at which the Company achieved voting control of MDC. Accordingly, the assets and liabilities of MDC as at June 30, 1996 are consolidated into the accounts of the Company. The minority interest of 22.8%, being the shares remaining outside of Cedar's control have been accounted for as minority interest.

     Prior to March 29, 1996, the Company accounted for its investment in MDC using the equity method.

ACQUISITION OF GROUPE MIL INC.

     On April 25, 1996, but effective March 31, 1996, the Company's wholly owned subsidiary Cedar Group Canada Inc. acquired from Societe Generale de Financement ("SGF"), 100% of the equity of Groupe MIL Inc. ("MIL") for the purchase price of Cdn $1.00. MIL is an industrial manufacturing concern, having the following subsidiaries and divisions.

     MIL DAVIE INC., founded in 1829 is Canada's oldest and largest shipbuilding and ship repair facility. Subsequent to the acquisition, MIL Davie Inc.'s assets, consisting of in excess of 1,000,000 square feet of manufacturing space fabricating major industrial components for the energy, pulp and paper and petro-chemical sectors, were rolled up into its parent, MIL.

     INTERMODAL INC., is a designer and a manufacturer of road-rail interchangeable systems, a recently developed proprietary technology which provides significant economic and logistic advantages to the surface transportation industry.

     MIL SYSTEMS, the engineering division located in Ottawa, Canada, classified ISO 9001 and specializing in advanced ship design software, naval systems, computer aided logistic and global telecommunications.

     SGF has assumed all current and contingent encumbrances and liabilities as of the date of closing, including accumulated working capital deficiencies. In addition, on May 15, 1996, SGF invested a further Cdn $25 million to provide MIL with the resources to upgrade facilities and contribute to working capital requirements over the next two years.

     The Company has put in place an overall business development plan to increase MIL's industrial and naval capability on a global scale. This five-year plan will include the participation of SGF who has agreed to contribute up to 25% of the investment in the development plan over the period and up to a maximum of Cdn $25 million.

     The Company intends to continue the existing shipbuilding and ship repair activities for both commercial and military while extending MIL Davie's capabilities to the manufacturing of offshore platforms, supply vessels and large scale container handling systems.

     The acquisition of MIL has been accounted for under the purchase method of accounting and has been given effect at March 31, 1996. Accordingly, the balance sheet accounts of MIL are included in the Company's balance sheet at June 30, 1996.

     The Company commenced consolidating the revenues and expenses of MIL effective April 1, 1996.

RESULTS OF OPERATIONS

     Consolidated sales for the nine months of the fiscal year increased from $100.3 million in 1995 to $237.0 million in 1996.

     This increase is attributable to the inclusion of the new operating units in the fiscal 1996 period and growth in the continuing operating units as follows:

                                                       9 MONTHS TO     9 MONTHS TO    PURCHASED   INTERNAL
                   OPERATING UNIT                     JUNE 30, 1996   JUNE 30, 1995    GROWTH      GROWTH
- ----------------------------------------------------  -------------   -------------   ---------   --------
                                                                 (In Thousands of U.S. dollars)
Dominion Bridge.....................................      106.9            85.5            --       21.4
Steen...............................................       44.9            11.3          18.8       14.8
MDC.................................................       68.8              --          68.8         --
MIL.................................................       13.2              --          13.2         --
Fasteners...........................................        3.2             3.5            --       (0.3)
                                                         ------          ------       ---------   --------
Consolidated........................................      237.0           100.3         100.8       35.9
                                                      ==========      ==========      =======     ======

     Gross margins as a percentage of sales have decreased from 14.3% for the first nine months of fiscal 1995 to 12.2% for the nine months ended June 30, 1996. This reduction in overall margins is due to the lower gross margin earned on the new Steen and MDC contractor sales compared to the rest of the operating units.

     Income from joint venture relates to Steen's interest in an offshore construction project. Steen accounts for this joint venture income using the equity method.

     Selling, general and administrative expenses have increased by $10.7 million for the nine months ended June 30, 1996 compared to 1995. Of this increase, $8.9 million relates to the inclusion of the newly acquired subsidiaries in fiscal 1996 ($3.0 million at Steen, $4.2 million at MDC and $1.7 million at MIL). The balance of the increase represents a mix of cost savings at the DB and Steen operating levels and an increase in parent corporate overhead expenses associated with the increased sales volume.

     The selling, general and administration costs of the quarter ended June
30, 1996 are similarly increased from fiscal 1995. Of the net increase in the quarter's costs of $4.8 million, $5.9 million relates to the addition of MDC and MIL. These increases are partially offset by a net reduction in expenses of $1.1 million at the other operating units.

     In calculating the fully diluted earnings per Share, the Company has reflected the average trading price for the quarter ($4.44) to calculate the potential dilution of all options and warrants outstanding, as this results in a higher dilution factor compared to using the quarter ending share price of $3.16. The potential dilution of all options and warrants amounts to approximately 288,000 shares calculated under the treasury stock method.

     In regard to the conversion of the preferred Shares of Cedar Group (TCI) Inc. LLC, the Company has calculated the potential Shares of Common Stock issuable at the quarter end closing price of $3.16. The TCI conversion dilution is calculated as 24,141,000 preferred shares, divided by the quarter end price ($3.16), yielding approximately 7.6 million common shares issuable.

LIQUIDITY AND CAPITAL RESOURCES

     During the quarter ended March 31, 1996, the Company, through its wholly owned subsidiary, Cedar Group Canada Inc. entered into a bridge loan facility for US $30 million to partially fund the acquisition of MDC. This bridge loan facility to the subsidiary was secured by the Company's parental guarantee, pledge of the shares of the Company's principal operating subsidiaries (Dominion Bridge, Steen and MDC) and lien's on certain real and moveable property of the operating subsidiaries. The bridge loan was converted on April 30, 1996 into a credit facility agreement. The above-mentioned credit facility agreement has replaced the Company's previous Canadian chartered bank lines of credit.

     Additionally, the Company has established Cedar Group (TCI) Inc. LLC, ("TCI") a limited life company under the laws of the Turks and Caicos Islands, which has issued, by way of an offshore private placement, $24,141,776 6% Convertible Preferred Shares at $8.50 per share (the "TCI Preferred Shares"). The TCI Preferred Shares pay cash dividends at the rate of 6% per annum.
The TCI Preferred Shares are convertible into the Company's Common Stock, beginning May 31, 1996, at a conversion price which is equal to 12% less than the market price of the Common Stock during the five trading days prior to conversion if converted prior to June 30, 1996, or 15% less than the market price of the Common Stock during the five trading days prior to conversion if converted thereafter. All TCI Preferred Shares outstanding on October 31, 1998 will be automatically converted into the Company's Common Stock.

     The TCI Preferred Shares have been classified as minority interest as they are Preferred Shares of the Cedar TCI subsidiary and as at June 30, 1996 had not yet been converted into common equity of the parent Company. As at August 12, 1996, 3,816,093 shares of Common Stock have been issued to satisfy conversions of the TCI Preferred Shares. Accordingly, $15,181,323 of TCI Preferred Shares remain outstanding.

     At June 30, 1996 the Company has significantly increased cash and working capital balances from previously reported position due to the inclusion of the balance sheets of MDC and MIL. MDC has a net positive cash balance of $0.4 million and a net positive working capital position of $24 million. This reflects

MDC's current financial position of being heavily invested in inventories ($58.3 million) and accounts receivable ($48.0 million) on several major projects that are only partially funded by accounts payable ($78.5 million). These projects are expected to become cash flow positive in the Company's quarters ended September 30, 1996 and December 31, 1996. MIL has a net positive cash position of $14 million and positive working capital of $14.5 million. This reflects MIL's current financial position of cash invested by SGF to defray expected costs of internal investments and restructuring. The MIL cash balance is restricted to investment within the MIL operating company group.

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

     The Company commenced an action against Stelco Inc. on December 20, 1994 in the Ontario Court to obtain a declaration that it is the rightful owner of 75% of the common shares of Stelco Fasteners Ltd. and for damages as a result of a dispute that arose between the parties in connection with the acquisition by the Company of 75% of the common shares of Stelco Fasteners Ltd., a company owned by Stelco Inc. The Ontario Court (General Division) denied the Company's claims in a judgment released on December 21, 1995. Upon reviewing the elements of the case, the Company has accepted the recommendation of its counsel and of a further legal opinion that, based upon significant errors of law, an appeal is warranted. Consequently, on January 19, 1996 the Company filed a notice of appeal with the Ontario Court of Appeal from the decision of the Ontario Court General Division.

     The parties have reached a preliminary settlement, subject to court and Board approval, of the shareholder derivative suit in the Chancery Court of Delaware against Michel L. Marengere, Micheline Prud'Homme and Rene Amyot, individually. The settlement contemplates (i) the repayment prior to December 31, 1996 of certain loans to affiliates of Mr. Marengere, (ii) the guarantee by a company controlled by Mr. Marengere of certain payments owed to the Company by the purchasers of Edinov Corporation, a former subsidiary of the Company, (iii) an agreement that no further interest free loans may be made to Mr. Marengere, and (iv) an agreement that all future transactions not in the ordinary course of business between the Company and Mr. Marengere will be subject to independent director approval.

     By letter dated July 24, 1996, United Dominion Industries Limited ("UDIL") has indicated that it intends to seek indemnification from the Company and from one of its wholly-owned subsidiaries, Dominion Bridge, Inc. ("DB"), in regards to legal proceedings instituted against UDIL in the Supreme Court of Newfoundland by Loblaws Inc. The proceedings are based on the collapse of the roof of a building owned by Loblaws Inc. The complaint seeks unspecified damages. DB has informed UDIL that neither itself nor the Company are liable towards UDIL in this matter.

ITEM 2.  CHANGES IN SECURITIES

     As described below, at the 1996 Annual Meeting of Stockholders (the "Annual Meeting"), the Certificate of Incorporation of the Company was amended to
     (i) change the name of the Company from Cedar Group, Inc. to Dominion Bridge Corporation and (ii) increase the number of shares of Common Stock the Company is authorized to issue from twenty million (20,000,000) to fifty million (50,000,000).

ITEM 3.   DEFAULTS UPON SENIOR SECURITIES

     None

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     The Company held its Annual Meeting of Stockholders on May 15, 1996.

THE FOLLOWING ACTIONS WERE TAKEN:

     1) The following directors were elected to serve on the Board of Directors until the expiration of their term at the 1999 Annual Meeting and until their respective successors shall be elected and qualified. Tabulated voting results were as follows:

        Reynald Lemieux                     (For 8,375,569; Withheld: 158,243)
        Rene Amyot                          (For 8,375,558; Withheld: 158,254)

     2) Amendment to the Certificate of Incorporation to change the name of the Company from "Cedar Group, Inc." to "Dominion Bridge Corporation".

        Votes For: 8,358,687 Votes Against 101,719; Votes Abstained 73,406

     3) Amendment to the Certificate of Incorporation to increase the number of shares of Common stock the Company is authorized to issue from twenty million (20,000,000) to fifty million (50,000,000).

        Votes For: 7,998,127 Votes Against 441,092; Votes Abstained 94,593

     4) Approval of Deloitte & Touche as the Independent auditing firm for the Company for the fiscal year ending September 30, 1996.

        Votes For: 8,421,695 Votes Against 61,830; Votes Abstained 43,287

THE FOLLOWING ACTION WAS DECLINED:

     1) Amendment to the Certificate of Incorporation to increase the number of Preferred Shares the Company is authorized to issue from five million (5,000,000) to twenty-five million (25,000,000)

        Votes For: 7,603,444     Votes Against 829,153     Votes Abstained
        101,215

        Delaware General Corporate Law requires the vote of a majority of the outstanding shares of a Company, on the record date, to approve an amendment to a company's Certificate of incorporation. Accordingly, with regard to the increase of the number of authorized Preferred Shares, such proposed amendment to the Certificate of Incorporation did not receive the requisite number of votes required to approve the amendment, as 7,948,792 shares of Common Stock were required to be voted in favour of the amendment.

ITEM 5.  OTHER INFORMATION

     CAUTIONARY STATEMENT FOR PURPOSES OF THE "SAFE HARBOR" PROVISIONS OF THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995

     When used in this Quarterly Report on Form 10-Q and in other public statements by the Company and Company officers, the words "expect", "estimate", "project", "intend", and similar expressions are intended to identify forward-looking statements regarding events and financial trends which may affect the Company's future operating results and financial condition. Such statements are subject to risks and uncertainties that could cause the Company's actual results and financial condition to differ materially. Such factors include, among others: (i) the Company's ability to identify appropriate acquisition candidates, complete acquisitions on satisfactory terms, or successfully integrate acquired businesses; (ii) the risk of claims for product and construction liability; (iii) the Company's ability to secure performance bonding on the projects it undertakes; (iv) the intense competition and the bidding process in which the Company competes; (v) the Company's ability to obtain financing on satisfactory terms and the degree to which the Company is leveraged, including the extent to which currently outstanding options, warrants and other convertible securities are exercised; (vi) the sensitivity of the Company's businesses to general economic conditions; (vii) the performance of suppliers and subcontractors; (viii) the timing of completion of projects;
     (ix) the Company's ability to avoid penalties for the delays in completion of projects and cost overruns; (x) factors associated with international ventures such as the relative strength of the dollar when compared to the currencies of the countries in which the Company operates; (xi) the Company's ability to remain in compliance with the numerous environmental, health and safety requirements to which it is subject; (xii) changes in accounting principles, policies or guidelines, and (xiii) other economic, competitive, governmental and technological factors affecting the Company's operations, markets, products, services and prices. Additional factors are described in the Company's other public reports filed with the Securities and Exchange Commission. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date made. The Company undertakes no obligation to publicly release the result of any revision of these forward-looking statements to reflect events or circumstances after the date they are made or to reflect the occurrence of unanticipated events.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

     (a) Exhibits

        3(i) Amended and Restated Certificate of Incorporation
        4   Common Stock specimen Certificate

     (b) Reports on Form 8-K

     (1) A Report on Form 8-K, dated March 29, 1996 was filed on April 15, 1996 reporting the acquisition of McConnell Dowell Corporation Limited, an Australian corporation ("MDC").

     (2) An Amendment Number 1 to Current Report on Form 8-K on Form 8-K/A, dated March 29, 1996 was filed on June 13, 1996 reporting the required financial statements regarding the acquisition of MDC.

     (3) A Report on Form 8-K, dated April 3, 1996 was filed on April 10, 1996 reporting a change in the Company's certifying accountants.

     (4) An Amendment Number 1 to Current Report on Form 8-K on Form 8-K/A, dated April 3, 1996 was filed on April 30, 1996 reporting the Exhibit 16 letter required form the Company's prior accountant.

     (5) A Report on Form 8-K dated April 25, 1996 was filed on May 10, 1996 reporting the agreement in principle of the Company to purchase Groupe MIL Inc.

     (6) An Amendment Number 1 to Current Report on Form 8-K on Form 8-K/A, dated April 25, 1996 was filed on July 10, 1996 reporting the required financial statements regarding the acquisition of Groupe MIL Inc.

                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on behalf of the undersigned thereunto duly authorized.

                                            DOMINION BRIDGE CORPORATION
Date: August 14, 1996
                                            By:  /s/  Michel L. Marengere
                                            --------------------------------------------
                                                Michel L. Marengere
                                                Chairman and Chief Executive Officer


                                            By:  /s/  Robert Chartier
                                            --------------------------------------------
                                                Robert Chartier
                                                Principal Accounting Officer

                                EXHIBIT INDEX


        3(i) Amended and Restated Certificate of Incorporation
        4    Common Stock Specimen Certificate
       27    Financial Data Schedule