Form 10-K
period 1996-09-30
DOMINION BRIDGE CORP
filed 1996-12-30
CIK 854859

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-K

               /X/ Annual Report Under Section 13 or 15(d) of the
                         Securities Exchange Act of 1934
                  for the fiscal year ended September 30, 1996

               / / Transition Report Under Section 13 or 15(d) of
                       the Securities Exchange Act of 1934
            For the transition period from
                                           ---------------- --,  ----
                         to
                            ------------------- --,  ----

                         Commission File Number: 1-10372

                           DOMINION BRIDGE CORPORATION
             (Exact Name of Registrant as Specified in its Charter)

          DELAWARE                                      23-2577796
       (State or Other                     (I.R.S.  Employer Identification No.)
Jurisdiction of Incorporation
      or Organization)

     500  NOTRE DAME ST.,  3RD FLOOR
         LACHINE, QUEBEC, CANADA                          H8S 2B2
(Address of Principal Executive Offices)                (Zip Code)

       Registrant's telephone number, including area code: (514) 634-3550

           Securities registered pursuant to Section 12(b) of the Act:

                                      NONE

              Securities registered under Section 12(g) of the Act:

                     COMMON STOCK, PAR VALUE $.001 PER SHARE
                         PREFERRED STOCK PURCHASE RIGHTS

         Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                 (1) Yes  X   No                (2) Yes  X   No
                         ---     ---                    ---     ---

         Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

         The aggregate market value of the voting stock held by non-affiliates of the registrant, as of December 24, 1996, was approximately $53.1 million based upon the closing price of the Common Stock on such date on the NASDAQ National Market System of $1.97. The information provided shall in no way be construed as an admission that any person whose holdings are excluded from the figure is an affiliate or that any person whose holdings are included is not an affiliate, and any such admission is hereby disclaimed. The information provided is included solely for record keeping purposes of the Securities and Exchange Commission.

        APPLICABLE ONLY TO REGISTRANTS INVOLVED IN BANKRUPTCY PROCEEDINGS
                           DURING THE PAST FIVE YEARS

         Check whether the registrant has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court.

                                 Yes  X  No
                                     ---    ---

                    APPLICABLE ONLY TO CORPORATE REGISTRANTS

         The number of shares outstanding of the registrant's sole class of common stock as of December 24, 1996 was 28,763,648 shares.

         All dollar amounts included in this Report are shown in U.S. dollars, unless otherwise indicated.

                      DOCUMENTS INCORPORATED BY REFERENCE

         Portions of the Proxy Statement for the registrant's 1997 Annual Meeting of Stockholders (the "1997 Proxy Statement") are incorporated by reference into Items 10, 11, 12 and 13 in Part III. If the 1997 Proxy Statement is not filed by January 28, 1997, an amendment to this Annual Report setting forth this information will be duly filed with the Securities and Exchange Commission.

                          PRIVATE SECURITIES LITIGATION
                        REFORM ACT SAFE HARBOR STATEMENT

         When used in this Annual Report on Form 10-K and in other public statements by the Company and Company officers, the words "expect," "estimate," "project," "intend," and similar expressions are intended to identify forward-looking statements regarding events and financial trends which may affect the Company's future operating results and financial condition. Such statements are subject to risks and uncertainties that could cause the Company's actual results and financial condition to differ materially. Such factors include, among others: (i) the Company's ability to identify appropriate acquisition candidates, complete acquisitions on satisfactory terms, or successfully integrate acquired businesses; (ii) the risk of claims for product and construction liability; (iii) the Company's ability to secure performance bonding on the projects it undertakes; (iv) the intense competition and the bidding process in which the Company competes; (v) the Company's ability to obtain financing on satisfactory terms and the degree to which the Company is leveraged, including the extent to which currently outstanding options, warrants and other convertible securities are exercised; (vi) the sensitivity of the Company's business to general economic conditions; (vii) the performance of suppliers and subcontractors; (viii) the timing of completion of projects; (ix) the Company's ability to avoid penalties for delays in completion of projects and cost overruns; (x) factors associated with international ventures such as the relative strength of the dollar when compared to the currencies in the countries in which the Company operates; (xi) the Company's ability to remain in compliance with the numerous environmental, health and safety requirements to which it is subject; (xii) changes in accounting principles, policies or guidelines; and (xiii) other economic, competitive, governmental and technological factors affecting the Company's operations, markets, products, services and prices. Additional factors are described in this Annual Report on Form 10-K and in the Company's other public reports filed with the Securities and Exchange Commission. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date made. The Company undertakes no obligation to publicly release the result of any revision of these forward-looking statements to reflect events or circumstances after the date they are made or to reflect the occurrence of unanticipated events.


                                     PART I

ITEM 1.  DESCRIPTION OF BUSINESS.

         Dominion Bridge Corporation (the "Company") was incorporated on February 16, 1989 in Delaware as Cedar Group, Inc. and changed its name to Dominion Bridge Corporation in 1996 to more readily identify the Company with its principal operating subsidiary. The Company primarily operates as a diversified international engineering and construction company in North America and Asia-Pacific, and has additional operations in ship building and repair and industrial specialty fasteners. In fiscal 1996, the engineering and construction portion of the Company's business accounted for over 90% of revenues and is expected to remain at over 80% in fiscal 1997. SEE SEGMENT INFORMATION.

         The Company since 1994 has established its operations by way of four principal and several other acquisitions. The principal acquisitions concluded by the Company were: (i) in 1994, the acquisition from United Dominion Industries Limited ("UDI") of Dominion Bridge Inc. ("DBI"), a 115 year old Canadian general contractor engaged in infrastructure projects in Canada and North America; (ii) the initial acquisition of 75% in 1995 (now owned 100%) of Steen Contractors Limited ("Steen"), whose traditional business is international engineering and construction primarily in mechanical, heating, ventilation and air conditioning; (iii) in 1996, the acquisition of 77.4% of McConnell Dowell Corporation Limited ("MDC"), a general contractor engaged in a broad range of infrastructure projects in Asia-Pacific; and (iv) also in 1996, the acquisition of 100% of Davie Industries Inc. ("Davie," formerly known as The MIL Group Inc.), which is engaged primarily in commercial and military ship design, construction and repair, and in the manufacturing of industrial products. Its smaller initial acquisitions were in the industrial and aerospace specialty fasteners market and included the 1994 acquisition of 70% of Unimetric Corporation ("Unimetric") from Ateliers de la Haute Garonne ("AHG"), and several small previous acquisitions by a predecessor company, Edinov Corporation ("Edinov"). In 1994, the Company sold its shares of Edinov, which owned several Canadian fastener companies, and DBI's steel service center division.

         The international engineering and construction activities of the Company are conducted in North America by DBI and Steen and in Asia-Pacific by MDC. The following is a summary of the transactions that have been concluded by the Company to establish its engineering and construction operations.


         INTERNATIONAL ENGINEERING AND CONSTRUCTION

         DOMINION BRIDGE INC. On April 8, 1994, the Company completed the acquisition of majority ownership of DBI from UDI, which had operated it as a division. The acquisition, effective March 9, 1994 for accounting purposes, had UDI transfer all of the assets, liabilities and business of its Dominion Bridge division into a newly-created subsidiary of UDI (DBI) of which the Company purchased for a net payment of Cdn $5,000,000 in cash, 85% ownership of DBI's common shares. UDI was also issued Cdn $18.3 million of DBI's Class A Preferred Shares in connection with the transfer of assets. Concurrently, the Company contributed Cdn $2 million to DBI in exchange for its Class B Preferred Shares. The Class A Preferred Shares were convertible into the Company's common stock at a rate of Cdn $6.00 and paid a quarterly dividend at a rate of 7.5% annually. The Class A Preferred Shares were subject to certain put and call rights.

         On October 21, 1994, the Company reached agreement with UDI whereby the Company acquired from UDI the remaining 15% of the common shares of DBI and the Class A Preferred Shares in exchange for future cash payments totaling Cdn $18 million and transfer to UDI of certain assets having a book value of $1.4 million. The Company received a waiver of that year's fourth quarter Class A Preferred Share dividend payment. The agreement between the Company and UDI was further modified on December 18, 1995, and the future payments to UDI were reduced to Cdn $11.5 million consisting of cash of Cdn $5.0 million and the issuance of up to 1,250,334 shares of the Company's common stock to be sold by UDI from time to time to permit

UDI to realize up to Cdn $6.5 million. These financial obligations to UDI were completed in 1996.

         At the time that the Class A Preferred Shares were purchased by the Company, UDI released all of the registered security interests it held on the assets of DBI, including any claims for bonding, letters of credit or other guarantees. It further forgave any claims to Cdn $1.8 million of interest and other claims against DBI as well as all dividends accruing on the Class A Preferred Shares.

         During fiscal 1995, in order to pay its obligations to UDI, the Company sold to third party investors certain of the reacquired Class A Preferred Shares, which were concurrently converted into shares of common stock of the Company at a rate of Cdn $6.00. Of the 643,200 of Class A Preferred Shares converted to common stock, 450,000 of Class A Preferred Shares were acquired by Groupe Fidutech from its purchase of $2.7 million of the Class A Preferred Shares. Groupe Fidutech is a company owned by Messrs. Marengere and Amyot, who are the Company's Chief Executive Officer and a Director, respectively. SEE
ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

         STEEN CONTRACTORS LIMITED. On July 31, 1995, but effective March 31, 1995, the Company purchased 75% of the outstanding common shares of Steen Contractors Limited for a cash price of Cdn $6.3 million (US $4.5 million). The acquisition, accounted for under the purchase method of accounting, was effective April 1, 1995 for accounting purposes, the date on which the Company assumed operational control. The remaining 25% of common shares were purchased for Cdn $2.1 million (US $ 1.6 million) on March 31, 1996 with the consideration being fully paid on May 3, 1996. The total cost of the Company's acquisition of Steen was approximately US $6.1 million. Funds for the initial acquisition of the 75% of the common shares were provided to the Company by a $5.0 million bridge loan from BT Commercial Corporation ("BTCC"), an affiliate of Banker's Trust Company. The loan was repaid in full in October 1995 with funds partially raised from the private placement sale of convertible preferred stock by the Company's subsidiary, Cedar Group (TCI) Inc. LLC ("TCI"). SEE ITEM 7 MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

         MCCONNELL DOWELL CORPORATION LIMITED. In January 1996, the Company, through a subsidiary, acquired 19.9% of the ordinary shares of MDC from Morrison Knudsen Corporation for A$1.25 (vs$0.98) per share. On January 18, 1996, a tender offer was made for all ordinary shares of MDC at a net price to the seller of A$1.25 (US $0.98). This was later increased to A$1.60 (US $1.25). Under this tender offer, an additional 11,178,115 ordinary shares, or 26.89%, were tendered and purchased by the Company's subsidiary. Prior to the expiration of this tender offer, on March 29, 1996 the Company's subsidiary purchased 12,640,000 ordinary shares or 30.4% in a block purchase on the Australian Stock Exchange, which provided 50.3% ownership of MDC. For purposes of accounting, MDC was consolidated as of March 29, 1996. After the close of the tender offer, the Company's Australian subsidiary owned 32,187,000 ordinary shares or 77.4% of the outstanding ordinary shares of MDC. The total cost to acquire these ordinary shares, including all related fees and expenses, was US $40.2 million. The ordinary shares of MDC continue to trade on the Australian Stock Exchange and the New Zealand Stock Exchange.

         The Company financed the $40.2 million acquisition cost of MDC by the issuance of $24. 2 million of a 6% convertible preferred shares of TCI by way of an offshore private placement and a $30.0 million credit facility from BTCC.
SEE ITEM 7 MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - LIQUIDITY AND CAPITAL RESOURCES.


         SHIP CONSTRUCTION, REPAIR, DESIGN AND INDUSTRIAL PRODUCTION

         DAVIE INDUSTRIES INC. On April 24, 1996, but effective March 31, 1996, the Company purchased from Societe Generale de Financement ("SGF") 100% of the common stock of Davie Industries in a privatization transaction. SGF is the industrial finance arm of the Government of Quebec. Under terms of the transaction, the Company purchased for Cdn $1.00 (one dollar) all of the common stock of Davie and SGF assumed all the current and contingent liabilities on the date of acquisition, including Davie's accumulated working capital deficit. On May 15, 1996, SGF invested an additional Cdn $25.0 million (US $ 18.5 million) to fund capital expenditures and provide Davie with working capital over the next two years in accordance with the business plan adopted by the Company and SGF. SGF has also agreed to invest in Davie up to another Cdn $25.0 million at a rate of Cdn $1.00 for each Cdn $3.00 invested by the Company for expenditures under Davie's development plan. The Company is obligated to invest a minimum of Cdn $45 million to modernize Davie's facilities under the Davie development plan.

         The transaction was accounted for as a purchase for accounting purposes. Under applicable accounting principles, the Company was further required to value the assets of Davie acquired at the price paid for the acquisition. Approximately $24.2 million of net fixed assets were written down to Cdn $1.00 (one dollar) and the remainder of the difference between the new assets acquired and the purchase price was accounted for by negative goodwill which will be amortized against earnings over a three year period.


         SPECIALTY FASTENERS

         UNIMETRIC INC. The Company acquired 70% of the shares of Unimetric on April 26, 1994. The purchase price was $1.0 million, consisting of a cash payment of $0.6 million, issuance of 88,968 shares of the Company's common stock and a $0.2 million cash purchase of Unimetric 4% non-cumulative, non-voting preferred shares. Approximately $0.9 million of indebtedness due to AHG by Unimetric was converted into 4% non-cumulative, non-voting preferred shares.
The Company subsequently purchased the preferred shares of Unimetric by issuing 338,033 shares of its common stock. AHG, the minority shareholder of Unimetric, has advanced $485,000, which is being repaid from the sales of aerospace fasteners.

DIVESTITURE OF CANADIAN FASTENER BUSINESS AND STEEL SERVICE CENTER

        Divestiture of the Company's Canadian commodity fastener business carried out by its predecessor company, Edinov, was completed in December 1994.

         The Company at that time sold the shares that it held in Edinov for cash of Cdn $1.0 million and received Cdn $5.1 million of preferred shares from the purchaser, 3091473 Canada, Inc. The preferred shares carry a dividend equal to the bank prime rate and are redeemable annually at varying amounts commencing in 1995 through 2009.

         In December 1994, the Company sold its Amherst, Nova Scotia steel service center division for gross proceeds of Cdn $0.9 million.

BREAKDOWN OF SALES, OPERATING PROFITS AND IDENTIFIABLE ASSETS BY BUSINESS SEGMENT AND GEOGRAPHY.

         The following table presents the breakdown of sales and operating profit by business segment for the last three fiscal years.

FOR THE FISCAL YEARS ENDED              9/30/96          9/30/95          9/30/94
                                                       ($THOUSANDS)
SALES BY BUSINESS SEGMENT
Engineering & Construction (1)         $ 336,599        $ 150,996        $  58,181
Shipbuilding and Maintenance (2)       $  21,729               --               --
Specialty Fasteners                        4,296            4,754            4,842
Divested Business                             --               --            4,936
         Total Revenues                  362,624          155,750           67,959

OPERATING INCOME (LOSS)

Engineering & Construction (1)         $   2,611            3,246              860
Shipbuilding and Maintenance (2)            (131)              --               --
Specialty Fasteners                       (1,467)          (1,316)            (574)
Divested Business                           --               --                380
Segment Operating Income                   1,013            1,930              666
Corporate Expenses                        (5,030)          (1,020)            (109)
Interest                                  (2,104)            (406)            (341)
Other income                               1,134            1,236              767
Income from operations of joint
  ventures                                 2,189            2,165               --
Income Tax provision                        (574)          (1,693)            (300)
Minority interest - common stock          (1,667)            (122)             (19)
Minority interest - dividends on
  preferred shares                          (645)             (70)            (248)

TOTAL ASSETS

Engineering & Construction (1)         $ 224,912        $  79,400        $  52,990
Shipbuilding and Maintenance (2)          28,655               --               --
Specialty Fasteners                        4,275            5,503            5,150
Total Assets                             257,842           84,903           58,140

             GEOGRAPHIC SEGMENTS             NORTH                    ASIA
                     FISCAL 1996           AMERICA                 PACIFIC
        Assets                             123,339                 134,503
        Sales                              227,101                 135,523
        Segment Operating Income (Loss)     (5,656)                  6,669

(1) Includes revenues and operating income of DBI from April 1994, of Steen from April 1995 and of Davie from April 1996.

(2) Includes revenues and operating income from Davie from April 1996. Prior thereto, the Company was not involved in this business segment.

DESCRIPTION OF ENGINEERING AND CONSTRUCTION BUSINESS

         Dominion Bridge Corporation is a diversified engineering and construction company with operational headquarters in Montreal, Canada and Melbourne, Australia. It has facilities throughout Canada, Australia, New Zealand, Singapore, Hong Kong and Indonesia. In fiscal 1996, approximately 93% of the Company's total revenues were derived from engineering and construction. Geographically, approximately 63% of these revenues were derived from North America and 37% were from Asia-Pacific. Revenues from Asia-Pacific were included only from March 29, 1996, representing the date of consolidation of MDC. It is expected that revenues from Asia-Pacific will represent approximately 50% of the Company's total revenues in fiscal 1997.

         The Company is engaged in infrastructure construction and engineering projects. Its principal traditional activities include civil, mechanical and electrical engineering and construction. Specifically, the Company's capabilities include tunnels, bridges, pipelines, power plants, plants and factories, commercial buildings, engineering and design, mechanical contracting, shipbuilding and repair, oil and gas offshore platforms, mills and mining infrastructure, and steel fabrication. The Company serves the broad commercial and industrial markets of energy, pulp and paper, mining, port facilities, large cranes, material handling systems, petrochemical, food processing, sports and entertainment facilities, as well as general commercial and industrial facility construction. The Company's future increase in contractual work is expected to be derived by the need for building and replacing existing infrastructure in most parts of the world.

         While continuing to augment its engineering and construction capability through acquisitions, the Company is also dedicated to diversify the historical reliance of the operating companies on the core business of supply and erection of steel products and associated services. To that effect the Company has entered into a joint venture agreement with The New World Power Corporation to develop renewable energy projects. In addition, pursuant to the management services contract, one of the Company's officers has assumed the position of Interim Chief Executive Officer of The New World Power Corporation.

         BACKLOG. As of September 30, 1996 the Company had confirmed contracts in the infrastructure, engineering and manufacturing services segment for approximately $205.4 million, approximately $186.4 million of which is to be completed during fiscal 1997. The dollar amount of the backlog is not necessarily indicative of the future earnings of the Company related to the performance of such work. Although backlog represents only business which is considered to be firm, there can be no assurance that cancellations or scope adjustments will not occur.

         SUPPLIERS. The principal raw material in most of the Company's infrastructure projects is steel. Steel utilized by the Company is supplied by Canadian mills and is also imported from Europe and Japan. The Company is not dependent on any single supplier for its raw materials. Although the price of steel fluctuates, substantially all of the Company's steel requirements are purchased for specific projects and the cost of steel is usually reflected in the price of the project. As a policy, the Company does not maintain significant raw material inventory not allocated to specific projects.

         Steen's operations as a prime mechanical contractor dictate that a number of raw materials be employed in its operations. Steen uses a number of suppliers in its operations and is not dependent on any single supplier for its raw materials.

         EMPLOYEES. As of the date of this Report, DBI and Steen employed in the aggregate approximately 4,176 persons, of which approximately 71% are members of a labor union. DBI (Lachine), with its approximately 300 employees, has a collective bargaining agreement in place until October 1997. DBI's Manitoba operations, with its approximately 40 employees, has a collective bargaining agreement in place until March 1997. Of the 405 Steen employees, approximately 326 are hourly staff employees which are covered by a general construction agreement, by each of their respective trades, to which Steen is a signatory. The general construction agreements cover all aspects generally found in collective bargaining agreements. Neither DBI nor Steen have suffered any work stoppages during the last five years and the Company believes their labor relations to be amicable.

         HEALTH AND SAFETY. Health and safety records of contractors continue to be an important decision criteria of project promoters and owners in the awarding of contracts. The primary responsibility for safety is that of the various project managers. DBI and Steen also employ Safety and Quality Assurance Managers.

         MARKETING. DBI, Steen and MDC obtain most of their projects by competitive bid. DBI, Steen and MDC employ a full-time marketing work force and also engage agents and consultants to enhance their in-house marketing capabilities.

         DBI has developed an extensive construction cost database, which allows DBI to calculate construction costs from the limited engineering details typically available at bid time. Management believes this database provides an important competitive advantage in that it enables DBI to quickly react in the generally short bid periods that characterize the current marketplace.

         FACILITIES. DBI owns and operates manufacturing facilities in four Canadian Provinces. In each of these facilities, DBI is equipped to receive and ship material via road and rail. At the Lachine (Montreal) facility, the Company can also ship by water through its access to international waterways via the St. Lawrence Seaway.

         The largest of the four manufacturing facilities is the 400,000 square foot facility located on 40 acres of land in a heavy industrial park in Lachine, near downtown Montreal, Quebec. The second largest facility is a 29 acre site, also in a heavy industrial park, in Winnipeg, Manitoba. The main building on this site is a 150,000 square foot fabrication shop which houses most of DBI's bridge building activity. DBI owns a 23 acre site in Regina, Saskatchewan, which includes a 35,000 square foot heavy manufacturing facility which has general heavy manufacturing capability. DBI also owns a 77,000 square foot facility in Amherst, Nova Scotia, where it operates its fabrication division. Finally, DBI owns an office in downtown Amherst, which consists of 16,000 square feet of office space and 16,000 square feet of land.

         In Nisku, Alberta, a suburb of Edmonton, DBI leases and operates a 30,000 square foot manufacturing facility. The major activity in this particular facility is pipe spooling work for the oil and gas sector. In addition, DBI operates construction offices from leased premises in the following locations:
Richmond, British Columbia; Calgary, Alberta; Nisku, Alberta; Regina, Saskatchewan; Winnipeg, Manitoba; Oakville, Ontario and Sudbury, Ontario.

         Steen operates from leased premises in six locations in the Provinces of Ontario, Quebec and the Maritimes. With the exception of Toronto, from each of these locations, Steen carries out all of the mechanical work with its own facilities and work force, subcontracting only for specialty services, such as controls, insulation and electrical wiring. In Toronto, the sheet metal work is subcontracted to independent sheet metal contractors. The other locations operate sheet metal fabricating facilities equipped with CAD/CAM and automated duct fabrication machines. All locations prefabricate piping systems and Steen's facility in Toronto maintains a large pipe fabrication system.


         COMPETITION. The markets in which DBI, Steen and MDC operate are highly competitive. Competition is primarily centered on price, reputation for quality, timeliness experience, reliability and the financial strength of the contractor. Due to the number of different markets in which the Company competes throughout North America and the world, any meaningful estimate of the number of competitors is impossible. Many of the Company's competitors are substantially larger, with greater financial, marketing and other resources than those of the Company. In some instances, due to the constraints of their respective bonding capacities, DBI, Steen and MDC may be limited in their ability to compete for very large projects. As has been its past practice, the Company will continue to use its best efforts to bid for projects it cannot handle individually as part of a consortium.

DESCRIPTION OF SHIPBUILDING SEGMENT

         The shipbuilding segment accounted for approximately 6% of the Company's consolidated revenues in fiscal 1996 and is conducted through Davie. Davie, founded in 1825, is Canada's oldest and largest shipbuilding and ship repair facility. MIL Intermodal Inc., a subsidiary of Davie, is a designer and a manufacturer of road-rail interchangeable systems, a recently developed proprietary technology, which may provide economic and logistic advantages to the surface transportation industry. Another subsidiary of Davie, MIL Systems, an engineering division located in Ottawa, Canada, is classified ISO 9001 and specializes in advance ship design software, naval systems, computer aided logistic and global telecommunications.

         OPERATIONS. Davie's primary operation involves the construction of a wide-range of merchant and naval vessels including ferries, tankers, bulk-carriers, destroyers and frigates. Davie's accomplishments include building the largest ships ever produced in Canada (80,000 dwt tankers), building the MV Caribou in 1986 which, at the time, was the largest ferry of its class in the world, constructing three City Class Canada patrol frigates and modernizing four Tribal Class destroyers of the Canadian Navy. Between 1979 and 1983, Davie diversified its activities and profitably produced thirteen jack-up drilling platforms of large size, principally to foreign customers in the offshore industry.

         Davie is also actively involved in ship repair and conversions. Davie operates two large dry-docks, a floating dock and extension wharfage. The dry-docks are primarily utilized for ship repair; however, they are also available for newbuild business. These facilities, together with Davie's strategic position on the St. Lawrence river, have enabled Davie to successfully perform and complete a wide spectrum of ship repair work from routine surveys to major overhauls including structural rebuilds and total conversions.

         On the basis of its experience in ship construction and repair, Davie has been awarded manufacturing contracts from other industrial sectors. For example, Davie has manufactured equipment for nuclear power plants, scroll cases and rotary kilns and has served industries as diverse as petro chemicals, pulp and paper, hydro-electricity and steel mills. Davie has also manufactured 71 sonar dome structures for the U.S. Navy cruiser and destroyer programs, and has been awarded a contract for the construction of three sonar dome structures with a purchaser's option for an additional nine. Most recently, Davie is developing specialized rail equipment for a new road/rail intermodal transportation system.

         CURRENT BUSINESS PLAN. A large percentage of Davie's business has historically consisted of the procurement and performance of military contracts from the Canadian government. After recognizing a slowdown in Canadian military shipbuilding, during the past decade, Davie has refocused its business on the commercial production of merchant ships principally for the export market. This decision was based on Davie management's assessment that there would be a significant increase in the demand for merchant ships which would be maintained through the year 2005. This increase in demand is materializing and Davie management believes that it is primarily due to (i) an increase in seaborne trade; (ii) additional replacement opportunities linked to the aging of the world merchant vessel fleets; and (iii) a stricter regulatory environment which is leading to an increase in the scrapping rate of older ships. Management of Davie has concluded that the price level for new ships is determined mainly by supply and demand as opposed to cost and, as such, the expected increase in new building demand would lead to price increases over the level that prevailed in the late 1980s and early 1990s.

         FACILITIES. In terms of area, Davie owns and operates the largest shipyard in Canada. The shipyard is located on the St. Lawrence river in Quebec with access to international waterways. The shipyard is owned by Davie outright and contains two main construction berths. Each berth is served by two gantry cranes with lifting capacities of 39 and 45 tons and by four mobile cranes, the largest of which has a maximum individual capacity of 200 tons. The berths are uncovered and measure 200M x 65M and 250M x 65M, respectively. The combined berth is capable of being extended to 300M x 150M. Davie leases two dry-docks and approximately 14 acres of land adjacent to the shipyard from the Canadian government. The shipyard also houses approximately 220,000 square feet of office space. The shipyard and dry docks constitute Davie's principal place of business.

         COMPETITION. Commercial ship building is a highly competitive market with world wide competition. In order to compete successfully in this market, Davie recognized that it would have to increase its productivity mainly through the production of ships in series which requires a continuous flow process. In order to achieve this, Davie is continuing to develop more simplified designs, improve its facilities and production processes, increase worker flexibility and more efficiently procure its raw materials. In this regard, Davie has completed an agreement with a European commercial shipbuilder wherein Davie is given access to designs and the benefit of marketing, technical, production and planning support. This has led to direct contact with potential customers which has allowed Davie to utilize its in-house capabilities to further refine existing designs in order to produce the next generation of Handymax product carrier. Davie has also identified containerships with capacities of between 1,500 and 3,000 dwt as a potential market.

         LABOR. To effectively compete in world markets, Davie must maintain reasonable labor costs. Davie currently employs approximately 575 persons of which approximately 404 are unionized. The unionized workers consist of four certified bargaining units, the largest of which consists of shipyard employees. On March 15, 1995, Davie signed a six (6) year collective agreement with this unit which provided for a 15% reduction in total labor costs, a profit sharing program, the ability to contract out certain work, a more efficient deployment of personnel and a more efficient utilization of overtime. Given that labor represents 40% of the cost of building a commercial ship, Davie management believes that its labor costs provide Davie with a substantial competitive advantage in the international markets as its labor costs are below those of its major competitors in the United States, Japan and Germany. Davie management believes that its labor relations are amicable.

         ENVIRONMENTAL. Davie's operations are subject to Canadian environmental laws and regulations. In the fall of 1993 the shipyard was the subject of a Phase I environmental study conducted by consultants, Roche Ltee. Davie is engaged in the routine clean-up of its facilities and, in this context, certain recommendations contained in the Phase I report have been implemented.

         BACKLOG. As of the date of this report, the Company had confirmed contracts in the shipbuilding and repair segment for approximately $40.7 million, approximately $36.7 million of which was to be completed during fiscal 1997. The dollar amount of the backlog is not necessarily indicative of the future earnings of the Company related to the performance of such work. Although backlog represents only business which is considered to be firm, there can be no assurance that cancellations or scope adjustments will not occur.


DESCRIPTION OF SPECIALTY FASTENERS BUSINESS

         The Company owns three subsidiaries in the specialty fastener business including Unimetric, which is 70% owned. Unimetric is engaged in the manufacturing of specialty fasteners for the industrial and aerospace markets, and has been working to broaden its product line. At fiscal year end, Unimetric's backlog was up substantially over the prior fiscal year due to an automotive order. The other two subsidiaries are engaged in the importation and distribution of standard industrial fasteners, a highly competitive market. The decision was made by management to divest the assets of these operations and to close them down.

AGREEMENT WITH THE NEW WORLD POWER CORPORATION

        The Company, effective as of October 31, 1996, entered into a joint venture agreement with The New World Power Corporation ("New World Power") to jointly develop specified projects of New World Power. These projects include the further development of wind and hydro electric power plants in North, Central and South America and China which New World Power has in various stages of development. Pursuant to the agreement, the Company will invest up to $2.5 million in the projects in exchange for 50% of New World Power's interest in such projects. The Company was also given the option to convert is equity into common stock of New World Power which if all such equity were earned and converted would give the Company ownership of approximately 41% of the common stock of New World Power.

        In addition to the joint venture agreement, the Company is providing management assistance to New World Power. Pursuant to a Management Services Agreement, the Company is providing Vitold Jordan, a Vice President of the Company, as interim chief executive officer of New World Power.

DOMINION KUHNS BROTHERS & COMPANY, INC.

        The Company recently formed, with John D. Kuhns, a project finance subsidiary known as Dominion Kuhns Brothers and Company, Inc. ("DK"). The initial mission of DK will be to act as financial advisor to project developers and to complement the Company's engineering and construction abilities with financing capability. Management of the Company believes that such capabilities will be important in the competitive markets in which the Company operates.

ITEM 2.  DESCRIPTION OF PROPERTIES.

         DBI owns four principal manufacturing facilities in Lachine, Quebec; Winnipeg, Manitoba; Regina, Saskatchewan and Amherst, Nova Scotia and leases a manufacturing facility in Nisku, Alberta. In addition, DBI operates construction offices from leased premises in Richmond, British Columbia; Calgary, Alberta; and Oakville and Sudbury, Ontario. SEE "ITEM 1. DESCRIPTION OF BUSINESS - FACILITIES."

         Steen operates from leased premises in six locations from the Provinces of Ontario, Quebec and Canada's maritime provinces at an aggregate cost per year of approximately Cdn. $288,000.

         MDC leases approximately fourteen different properties in New Zealand and seven properties in Australia, as well as individual properties in Indonesia, Maylasia, Singapore, Thailand, Saudi Arabia, Hong Kong, and American Somoa. These properties represent the primary office and production space utilized by MDC.

        MDC in the ordinary course of business, makes investments in machinery and equipment.

         Davie owns a shipyard in Quebec, Canada and leases two adjacent dry docks from the Canadian government. The shipyard contains 220,000 square feet of office space. Davie conducts all of its industrial and manufacturing operations from these sites. Furthermore, Davie rents office space in Ottawa, Canada, for its military research and engineering division MIL Systems. In connection with the acquisition of Davie by the Company, the Company has committed to modernize Davie's facilities by investing a minimum Cdn $45 million over the five years following the date of the acquisition.

         Unimetric operates from leased premises in East Providence, Rhode
Island.

         Except as noted above, the Company believes its facilities are adequate for its current use and has no planned capital improvement plan for the facilities. It is the opinion of management that the properties are adequately covered by insurance.



ITEM 3.  LEGAL PROCEEDINGS.

         From time to time, disagreements with individual employees and disagreements as to the interpretation, effect or nature of individual agreements arise in the ordinary course of business and may result in legal proceedings being commenced against the Company.

         Other than as set forth below, the Company is not currently involved in any litigation or proceeding which is material, either individually or in the aggregate, and, to the Company's knowledge, no other legal proceeding of a material nature involving the Company is currently contemplated by any individuals, entities or governmental authorities.

         1. The Company commenced an action against Stelco Inc. on December 20, 1994 in The Ontario Court to obtain a declaration that it is the rightful owner of 75% of the common shares of Stelco Fasteners Ltd. and for damages as a result of a dispute that arose between the parties in connection with the Company's acquisition of 75% of the common shares of Stelco Fasteners Ltd., a company owned by Stelco Inc. The Ontario Court (General Division) denied the Company's claim in a judgment released on December 21, 1995. On January 19, 1996 the Company filed a notice of appeal with the Ontario Court of Appeal from the decision of the Ontario Court General Division, which was denied on November 13, 1996.

         2. By complaint dated November 7, 1995, certain shareholders of the Company (the "Plaintiffs") brought a shareholders derivative suit in the Chancery Court of the State of Delaware against the Company and Michel L. Marengere, Micheline Prud'homme, and Rene Amyot, individually. The complaint alleges certain interested and self-dealing transactions by Mr. Marengere. The parties have entered into a stipulation of settlement, subject to court approval. The settlement contemplates (i) the repayment to the Company, prior to December 31, 1996, of certain loans to affiliates of Mr. Marengere; (ii) the guarantee by a company controlled by Mr. Marengere of certain payments owed to the Company by the purchasers of Edinov, a former subsidiary of the Company;
(iii) an agreement that no further interest free loans may be made to Mr. Marengere; (iv) an agreement that all future transactions not in the ordinary course of business between the Company and Mr. Marengere be subject to independent director approval; and (v) payment of attorney's fees in the amount of $140,000. The loans referred to above were repaid in fiscal 1996. A court hearing on the settlement has been scheduled for January 24, 1997.

         3. By letter dated July 24, 1996, UDI has indicated that it intends to seek indemnification from the Company and from DBI, with regard to legal proceedings instituted against UDI by Loblaws Inc. in the Supreme Court of Newfoundland. The proceedings are based on the collapse of the roof of a building owned by Loblaws Inc.

         The complaint seeks unspecified damages. DBI has informed UDI that neither itself nor the Company are liable towards UDI in this matter. The Company has not yet been served with court papers as of the date of this Annual Report.

         4. IPCO International has commenced legal action in Thailand seeking damages against the Thai company Si Chang Thong (as first defendant) and MDC's Thailand subsidiary (as second defendant) in connection with alleged infringements of intellectual property rights of IPCO International relating to the construction of the Si Chang Thong Island Deep Sea Terminal and Tank Farm in Thailand. MDC believes these allegations are baseless and are being vigorously defended.

         5. On or about November 18, 1996 (but not served on the Company until December 9, 1996), James B. Smith commenced a purported class action securities lawsuit in the United States District Court for the Eastern District of Pennsylvania against the Company and Messrs. Marengere and Matossian individually. The action seeks unspecified damages for the persons who traded in the Company's common stock during the period commencing on April 20, 1995 and ending on May 18, 1996. The action alleges that during the class period the Company issued misleading press releases and reports to the Securities and Exchange Commission in that the Company failed to disclose allegations made by a former disgruntled employee regarding DBI's accounting practices, bonding capability and contracts in connection with his action against the Company for constructive dismissal. On December 12, 1996 the Company filed an answer denying the allegations, and strongly affirms that the allegations, both by Smith and the former employee, are entirely without merit.


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

         The following table sets forth certain information with respect to the high and low bid prices of the Company's Common Stock during fiscal 1995 (October 1, 1994 to September 30, 1995) and fiscal 1996 (October 1, 1995 to September 30, 1996).


               FISCAL 1995             High                Low
               -----------             ----                ---
               First Quarter           8 5/32              5 3/4
               Second Quarter          6 2/8               3 5/8
               Third Quarter           5 3/4               3 5/8
               Fourth Quarter          6 1/2               3 7/8

               FISCAL 1996             High                Low
               -----------             ----                ---
               First Quarter           7 7/16              5 7/16
               Second Quarter          6 5/16              4 1/2
               Third Quarter           5 11/16             2 3/8
               Fourth Quarter          3 1/4               1 9/16

         The high and low bid prices for the Company's Common Stock are rounded to the nearest 1/32. Such prices are inter-dealer prices without retail mark-ups or commissions and may not represent actual transactions.

         HOLDERS

         As of December 20, 1996, the approximate number of holders of record of the Company's Common Stock was 446. Based upon the requests for proxy information for the Company's 1996 Annual Meeting of Stockholders, the Company believes the number of beneficial owners of the Common Stock exceeds 6,000.

         DIVIDENDS

         The Company has not paid any cash dividends to date and does not anticipate or contemplate paying cash dividends in the foreseeable future. It is the present intention of management to utilize all available funds for working capital. The Company's agreement with its principal lender prohibits the payment of dividends without the lender's prior written consent.

ITEM 6.  SELECTED FINANCIAL DATA.

YEAR ENDED SEPTEMBER 30                               1996          1995          1994          1993           1992
                                                      ----          ----          ----          ----           ----
Net Sales                                          362,624       155,750        67,959         7,003          4,950

Income (loss) from continuing operations            (5,684)        2,020           416          (240)          (239)

Income (loss) from continuing operations
per common share:
   Primary                                            (.31)         0.14          0.05         (0.07)         (0.10)
   Fully Diluted                                        --(1)       0.11          0.03         (0.07)         (0.10)

TOTAL ASSETS                                       265,247        96,399        72,178         9,774          4,534

Long-term obligation and redeemable                  5,764         1,760           518           454             95
preferred stock

Cash dividend declared per common                        0             0             0             0              0
 share

(1) Fully diluted earnings per share for this period is not calculated because inclusion of common share equivalents would be antidilutive.


ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

         Background

         Initially, the Company operated as Edinov Corporation in the industrial fasteners market. Since the effective date of the Plan of Reorganization with the shareholders of Cedar Group, Inc. on September 30, 1993, the Company's growth has been as a result of four principal acquisitions, three of which were in the infrastructure engineering and manufacturing services segment and one of which was in the shipbuilding and ship repair segment. In fiscal 1994, the Company acquired DBI in fiscal 1995 it acquired Steen and in fiscal 1996 it acquired MDC and Davie. Each of these acquisitions was accounted for in the Results of Operations from the effective dates of the acquisition which were March 9, 1994, April 1, 1995, March 29, 1996 and March 31, 1996, respectively. The Company also acquired Unimetric, effective January 1, 1994.

         The Company has substantially reduced its industrial fastener operations. During fiscal 1994, the Company divested its Canadian commodity fastener distribution businesses that had been carried on by Edinov and its subsidiaries. The divestiture was completed on December 22, 1994 (effective July 1, 1994) and the Company sold all of the shares that it held in Edinov, which owned all of the shares of George Hegedus Enterprises Ltd., Atto-Renaud Industries Inc. and Specialty Fasteners Ltd. At the end of fiscal 1996, the Company closed its industrial fastener importation and distribution businesses.

         In fiscal 1996, the infrastructure engineering and manufacturing services business accounted for approximately 93% of all of the revenues of the Company, as compared to 97% and 86% in fiscal 1995 and 1994. The shipbuilding and maintenance segment accounts for approximately 6% of the Company's fiscal 1996 revenues, which is a new segment in 1996.

         The industrial fasteners segment of the Company's business, which accounted for approximately 1% and 3% of sales in fiscal 1996 and fiscal 1995, had been unprofitable and adversely impacted the Company's operating income by $1.5 million in 1996 and $1.3 million in 1995. This negatively impacted the Company's earnings per share (on a fully diluted basis) by $0.06 in fiscal 1996 and $0.09 in the prior year. The Company undertook certain steps to return this segment to profitability. These steps included key management changes, and marketing and production improvements. Unimetric achieved an operating profit in the fourth quarter of fiscal 1996 and by the end of the fiscal year had substantially increased its backlog of business. Management expects that Unimetric will be profitable for fiscal 1997.

         During fiscal 1996, the Company acquired Davie, its initial entrance into the shipbuilding and repair business. For one dollar, the Company purchased 100% of the shares of Davie from Societe Generale de Financement ("SGF"), the industrial finance arm of the Government of Quebec, in a privatization transaction. The acquisition involved competition between several companies for the privatization, and the Company was selected, management believes, based on the business plan it submitted to commercially expand Davie. SGF assumed all the current and contingent liabilities on the date of acquisition including Davie's accumulated working capital deficiencies. On May 15, 1996, SGF invested an additional Cdn $25 million (US $ 18.5 million) to fund capital expenditures and provide for working capital over the next two years in accordance with the business plan adopted by the Company and SGF. SGF has also agreed to invest in Davie up to another Cdn $25 million by matching each Cdn $3.00 invested by the Company with Cdn $1.00 of its own moneys under Davie's development plan.

         The acquisition was accounted for by the purchase method. After the writing down of the fixed assets of Davie to zero, negative goodwill (to be amortized over three years) amounting to $15.6 million, was created. The Company has adopted a multi-prong plan to build the revenue and earnings base of Davie, which was instituted after the acquisition. Davie had an operating loss of $2.4 million since its March 31, 1996 acquisition date but Davie's earnings before tax and minority interest was $0.2 million reflecting the amortization of negative goodwill.

         FISCAL 1996 COMPARED TO FISCAL 1995

         Sales for fiscal 1996 increased 133% to $362.6 million as compared to $155.8 million in fiscal 1995. The $206.8 million total increase in sales growth in fiscal 1996 over fiscal 1995 is principally attributable to the acquisitions of March 29, 1996, MDC and Davie. Of this sales increase of $206.8 million, $135.5 million (or 65.5% of the fiscal 1996 increase) is from the acquisition of MDC on March 29, 1996 and $21.7 million (or 10.5%) is from the acquisition of Davie on March 31, 1996. The remaining increase of $49.6 million (or 24% of the fiscal 1996 sales increase) is from ongoing operations.

                  The Company's internal growth, excluding MDC and Davie in fiscal 1996 was 16%. The 16% internal growth is derived by comparing the Company's remaining operations for fiscal 1996 with their twelve months of operations in fiscal 1995. Pro forma 1995 sales of $177.5 million (versus
$155.8 million reported) are used to include the results of Steen for a twelve month period instead of for six months from the date of its acquisition on April 1, 1995. Therefore, on a comparable basis, the internal sales increase for fiscal 1996 was $27.9 million or 16%. Management attributes this increase to improved efficiencies in marketing and sales at both DBI and Steen. Continued improvement in marketing and sales during fiscal 1997 is expected.

         The following table provides selected expense and income items from the Company's Consolidated Statements of Operations stated as a percentage of revenues for the three most recent fiscal years. It will be referred to in the discussions that follow the table.

                                FISCAL 1996       FISCAL 1995        FISCAL 1994
                                -----------       -----------        -----------
Sales                              100.0%            100.0%             100.0%
Cost of Sales                       90.4%             89.5%              87.3%
Gross Profit                         9.6%             10.5%              12.7%
Selling, General &                  10.7%              9.9%              11.9%
Administrative
Income from Operations              (0.5%)             2.0%               0.8%
Income before Income                (0.8%)             2.5%               1.4%
Taxes and Minority
Interests
Net Income                          (1.6%)             1.3%               0.6%

         Gross profit margins declined by 0.9% in fiscal 1996 as compared to fiscal 1995. The Company's fiscal 1996 gross profit margin decline to 9.6% was principally attributable to its DBI operations that were affected by a change in its mix of business. Management has taken steps that should lead to improvement in its gross profit margins in fiscal 1997. In fiscal 1996, Steen improved its gross profit margins over the prior year but due the nature of its engineering business, Steen's gross profit margin is typically lower than the corporate average. The inclusion of MDC and Davie for the Company's second six months of operations in fiscal 1996, was positive with both having gross profit margins higher than the corporate average in fiscal 1996. In addition, fiscal 1995 sales mix included a substantial level of high margin fabrication.

         In common with most engineering and construction contractors, the Company has a significant number of outstanding revenue claims, which under certain US GAAP provisions, cannot be given accounting recognition. These net unrecognized claims at September 30, 1996 total an aggregate of over $ 68 million. The Company has a successful track record in settling and collecting on these claims. At the year end, $6.8 million of claims were well advanced in the process of settlement but have been deferred from recognition in the Company's final accounts for the fiscal year. There can be no assurance as to the value of the ultimate claims realized.

         Selling, general and administrative costs increased from $15.4 million in fiscal 1995 to $38.7 million in fiscal 1996 or from 9.9% of sales to 10.7% of sales. Of the $23.3 million increase in total selling, general and administrative expenses in fiscal 1996, $9.1 million and $5.4 million, respectively, were from the inclusion of MDC and Davie. The remaining $8.8 million increase includes inclusion of Steen for twelve months in fiscal 1996 as compared to six months in fiscal 1995 and the increases in the costs of corporate overhead. Significantly, included in this latter category were substantial marketing costs expended in fiscal 1996 by DBI to expand sales in its Canadian markets. These expenditures have begun to provide returns, with the December 1996 announcement of an initial Canadian pipeline contract for $12.6 million.

         During fiscal 1996, the Company incurred certain adjustments as part of its operating costs which reduced significantly its net income and earnings per share. These adjustments include:

         (a) The expensing in the period of $0.7 million of marketing costs associated with various foreign joint ventures;

         (b) The expensing of certain financing costs $1.0 million associated with the Company's purchase of MDC; and

         (c)      One-time tax costs of $1.4 million (see tax discussion below).

         Income from the operations of joint ventures primarily represents the Company's interests through Steen in the joint venture that is providing project construction management service and procurement services to the offshore drilling platform in the Hibernia oil field off the coast of Newfoundland. Although there was minimal difference recorded by the Company between fiscal 1996 and fiscal 1995 in its share of the joint venture's earnings, fiscal 1995 represents, from the date of acquiring Steen, only a six months interest in the earnings. The decrease in the Company's earnings from the joint venture for fiscal 1996 as compared to fiscal 1995's pro forma full year income reflects that the project should be completed by the end of calendar 1997, the Company's first quarter of fiscal 1998. The termination of the joint venture at the conclusion of the contract is not expected to result in any expenses to the Company. Although there can be no assurance of success, management continues to address additional offshore drilling projects being planned to replace the stream of income.

         The increase in the Company's net interest expense of $1.7 million over fiscal 1995 to $2.1 million in fiscal 1996 is due to the interest cost and amortization of financing fees of the $30 million credit facility from BT Commercial Corporation ("BTCC"), an affiliate of Banker's Trust Company, which was used to partially finance the acquisition of 77.4% of MDC.

         The Company did not recognize any significant benefit from the tax losses incurred in fiscal 1996. This was due to the incurrence of taxable income and losses in different international tax jurisdictions. This precluded obtaining the tax benefits of the Company's losses to offset the tax burden of its profitable subsidiaries. Additionally, at September 30, 1996, the Company reevaluated certain tax provisions in light of a) its expected disposition of the US commodity fastener distribution business, b) the nature of the structure of its 1996 acquisition financing and c) further information regarding various tax matters. As a result of these re-evaluations, approximately $1.4 million has been included in the 1996 income tax provision. In fiscal 1995, the Company had an effective tax rate of 43.4% which was attributable to the losses in its United States fastener divisions being unable to offset Canadian income tax on its Canadian earnings.

         The increase in preferred dividends paid in fiscal 1996 was from the issuance of the Company's 6% cumulative preferred stock through its Cedar Group
(TCI) Inc. LLC subsidiary ("TCI"), which were converted into Company common stock according to a specified formula. During fiscal 1996, the Company issued $24.2 million of the TCI preferred stock, and at year end, only $7.3 million remained to be converted to common stock by the holders. The remaining preferred were converted into the Company's common stock during the first quarter of fiscal 1997. The minority interests attributable to common stock of $1.7 million, and the increase of $1.5 million over Fiscal 1995, is attributable to the 22.6% of MDC not owned by the Company. A small portion was attributable to the 25% of Steen owned by minority shareholders before their interest was purchased effective March 15, 1996.

         Exchange rates used in this discussion for the translation of financial results for the periods 1994, 1995 and 1996 from Canadian to U.S. dollars were Cdn $1.00 equals US $.7387, US $.7270 and US $.7326 respectively. For 1996, the Australian dollar was converted to US dollars at the exchange rate of A $1.00 equals US $.7899. For fiscal 1996, the Company incurred an additional cumulative currency translation loss of $.8 million, which has been deferred as part of shareholders' equity.


         FISCAL 1995 COMPARED TO FISCAL 1994

         Net sales for fiscal 1995 of $155 million were 129% higher than those for fiscal 1994 of $67 million. This increase is primarily attributable to the inclusion of a full year of DBI's operations during fiscal 1995 as opposed to seven months during fiscal 1994, as well as the acquisition of Steen. On a pro-forma basis (as though each of the acquisitions had occurred on October 1, 1993) net sales increased 11% in fiscal 1995 to $177 million from $159 million in Fiscal 1994.

         Gross margin as a percentage of sales was 10.5% in fiscal 1995 versus 12.7% in fiscal 1994. Gross margin declined due to the acquisition of Steen, which operates with a lower gross margin than DBI.

         Selling, general and administrative expenses increased 90% from $8 million in fiscal 1994 to $15 million in fiscal 1995. The increase was primarily due to the expensing of approximately $1.7 million of marketing and development costs in Asia and Latin America as well as the inclusion of twelve months of such expenses in fiscal 1995 for DBI versus seven months in fiscal 1994. Excluding the extraordinary marketing and development costs referred to above, selling, general and administrative expenses declined from 11.9% of sales in fiscal 1994 to 8.8% of sales in fiscal 1995.

         During fiscal 1995, the Company undertook certain one-time adjustments which significantly reduced the Company's net income and its earnings per share. These adjustments included:

         (i) The expensing in the period of most of the previous and current year costs associated with various foreign joint ventures in the aggregate amount of $1.6 million;

         (ii) A write-off of $348,000 of certain assets that remained on the books of the Company at the time of its September 30, 1993 plan of arrangement which resulted in the Company's exiting from Chapter 11;

         (iii) A write-down of $283,000 for certain pension assets that had been overstated in fiscal 1994; and

         (iv) The expensing of $682,000 of financing costs representing the Company's costs on the Steen transaction.

         Furthermore, the Company's income did not include the following deferred income items;

         (i) The sum of approximately $2.05 million of contract gains not included in income as they are considered contingent gains; and

         (ii) The deferral by DBI of the value of its interest in a judgment pertaining to mining assets and mineral claims by approximately $778,000 which the Company plans to realize in fiscal 1996.

         Although the above one-time adjustments have decreased the Company's income and earnings for the period, management believes that this decision will enhance the Company's financial position and its balance sheet while positioning it strongly for its planned expansion program.

LIQUIDITY AND CAPITAL RESOURCES

         The Company's principal sources of liquidity since the Company's reorganization have been proceeds from the private placement of equity securities, bank financing and cash from operations. In addition, in connection with the Company's acquisition of Davie the Company received $18.5 million in cash from SGF to fund Davie's operating deficit and to modernize Davie's operating facilities. As of September 30, 1996, Davie's cash balance amounted to $17.1 million, which must be utilized solely for Davie's benefit.

         The Company issued during fiscal 1996 $24.2 million of preferred shares of its subsidiary, TCI, by way of an offshore private placement, and obtained a $30.0 million credit facility from BTCC. The proceeds, net of issuance costs of approximately $4.0 million, were used to fund; the $40.2 million acquisition of MDC, approximately $4.7 million to partially retire the outstanding minority interest preferred shares in DBI, $5.0 million to repay the BTCC Steen acquisition bridge loan and the balance of approximately $0.3 million was added to working capital. The TCI preferred shares paid cash dividends at the rate of 6% per annum. The TCI Preferred Shares became convertible into the Company's common stock, beginning May 31, 1996, at a conversion price equal to 12% less than the market price of the common stock during the five trading days prior to conversion if converted prior to June 30, 1996, or 15% less than the market price of the common stock during the five trading days prior to conversion, if converted thereafter. There was no minimum conversion price. All TCI preferred shares outstanding on the maturity date of October 31, 1998, were to automatically convert into shares of common stock of the Company at a price equal to the weighted average price of the Company's shares traded on NASDAQ during the 20 previous trading days. As of the end of the fiscal year, $7.3 million of the preferred shares remained outstanding and $16.9 million had converted into 7,994,606 shares of the Company's common stock. During the first quarter of fiscal 1997, the remaining outstanding balance of the TCI preferred shares were converted into 3,686,704 shares of the Company's common stock.

         The Company has a $30 million Credit Facility (the "Facility") from BTCC, of which $30 million was outstanding as of September 30, 1996. The Facility provided funding for the Company's acquisition of MDC. Amounts outstanding under the Facility bear interest at (i) the greater of 1.5% per annum above the prime rate announced from time to time by Banker's Trust Company or 0.5% above the federal funds rate established from time to time by the Federal Reserve Bank of New York; or (ii) at a rate equal to 2.5% above the London Interbank Offered Rate for a period of up to six months, at the election of the Borrower. The Facility matures on April 30, 1997 and is secured by a lien on substantially all of the assets of the Company. The Facility agreements provide for an acceleration of the maturity date in the event of an "Event of Default" (as such term is defined in the Facility agreements). An Event of Default includes failure to pay when due any installment of interest on or principal of the Facility and any failure to observe the covenants provided in the Facility agreements, including certain financial covenants.

         The Company is exploring with BTCC the conversion of the Facility into a long-term loan. Management of the Company is also exploring alternative sources to refinance amounts outstanding under the Facility. Management of the Company believes that it will be able to convert the Facility or otherwise obtain replacement financing prior to the maturity date of the Facility.

         During fiscal 1996, the Company's operations used cash in the amount of $4.7 million, while operations used cash of $4.3 million in fiscal 1995. The net use of cash in operations was attributable to the net operating loss and augmented by substantial investments in working capital at the fiscal year end. In its normal course of business, the Company may be investing in inventories and have amounts due from its customers that it cannot finance through customer advances and accounts payable. DBI, Steen and MDC were each committed to various infrastructure projects which were net users of cash at the year-end. Subsequent to the year-end, several of these major projects have commenced to reverse the net cash investment and the Company is scheduled to produce net positive cash flows from changes in working capital accounts over the first two quarters of fiscal 1997.

         In addition to the reversal of the working capital investment, the Company has instituted several significant business initiatives to correct the operating cash flow deficiency. The Company has entered into arrangements to sell its commodity fastener trading stock and plant assets for cash proceeds in the first quarter of 1997. The Company has initiated plant and administrative staff reductions in its DBI operations to achieve operating cost savings and benefit from rationalization of operations with those of Steen. The Company has initiated its business plan at Davie to focus on returning the operation to profitability and positive cash flow.

         The Company has historically grown through acquisitions and expects to continue to explore acquisition opportunities. Such acquisitions may have a significant impact on the Company's need for capital. The Company would explore a range of financing options which could include public or private debt or equity financing. There can be no assurance that such financing will be available, or if available, will be available on terms attractive to the Company.

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


ITEM 8.  FINANCIAL STATEMENTS.

         The information required by this Item is found immediately following the signature page to this report.

         The financial statements of the Company's unconsolidated joint venture interest in the PCL-ACKER STORD-STEEN-BECKER joint venture for the fiscal year ending January 31, 1997 will be filed by an amendment to the Annual Report in accordance with Rule 3-09 of Regulation S-X not later than ninety days after the joint venture's fiscal year-end.


ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

         Not applicable.

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT

         Information with regard to this item is incorporated herein by reference to the Company's definitive 1997 Proxy Statement under the captions "ELECTION OF DIRECTORS" and "MANAGEMENT OF THE COMPANY," or in an Amendment to this Annual Report to be filed with the Securities and Exchange Commission.

ITEM 11.  EXECUTIVE COMPENSATION.

          Information with regard to this item is incorporated herein by reference to the Company's definitive 1997 Proxy Statement under the caption "EXECUTIVE COMPENSATION," or in an Amendment to this Annual Report to be filed with the Securities and Exchange Commission.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

         Information with regard to this item is incorporated herein by reference to the registrant's definitive 1997 Proxy Statement under the caption "BENEFICIAL OWNERSHIP OF COMMON STOCK," or in an Amendment to this Annual Report to be filed with the Securities and Exchange Commission.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

         Information with regard to this item is incorporated herein by reference to the Company's definitive 1997 Proxy Statement under the caption "CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS," or in an Amendment to this Annual Report filed with the Securities and Exchange Commission.

                                     PART IV

ITEM 14.  EXHIBITS AND REPORTS ON FORM 8-K

A.       Financial Statements filed as part of this Report:

         Auditors' Report of Deloitte & Touche, Independent Auditors, on Company's Consolidated Financial Statements for the fiscal year ending September 30, 1996

         Auditors' Report of Ernst & Young, Independent Auditors, on the Company's Consolidated Financial Statements for the fiscal years ending September 30, 1995 and 1994

         Consolidated Balance Sheets of the Company as at September 30, 1996 and 1995

         Consolidated Statements of Operations of the Company for the fiscal years ended September 30, 1996, 1995 and 1994

         Consolidated Statements of Cash Flows of the Company for the fiscal years ended September 30, 1996, 1995 and 1994

         Consolidated Statements of Stockholders' Equity of the Company for the fiscal years ended September 30, 1996, 1995 and 1994

         Notes to Consolidated Financial Statements of the Company

B.       The following Exhibits are filed as part of this Report:

        EXHIBIT NO.        DESCRIPTION
        -----------        -----------

        3.1 (a) Amended and Restated Certificate of Incorporation of the Company (Incorporated by reference to Exhibit 3(i) of the Company's Report on Form 10-Q for the period ended June 30, 1996)

        3.2 (b) Certificate of Designation for the Company's Series One Preferred Stock (Incorporated by reference to the Company's Registration Statement on Form 8-A for its Preferred Stock Purchase Rights, filed December 11, 1996 (the "Form 8-A"))

        3.2                Second Amended and Restated By-Laws

        4.1 Shareholder Rights Plan dated as of November 26, 1996 between the Company and Continental Stock Transfer & Trust Company (Incorporated by reference to the Form 8-A)

        10.1 Subscription Agreement dated July 26, 1993 between Edinov and Fidutech relating to the purchase of Fidutech of 777,778 Units (Incorporated by reference to Exhibit 10.1 to the Annual Report on Form 10-KSB for the transition period from January 31, 1993 to September 30, 1993)

        10.2 Subscription Agreement dated September 15, 1993 between Edinov and Fidutech relating to the purchase of Fidutech of 266,667 Units (Incorporated by reference to Exhibit 10.2 to the Annual Report on Form 10-KSB for the transition period from January 31, 1993 to September 30, 1993)

        10.3 Master Agreement Between United Dominion Industries Limited, Cedar Group, Inc., Edinov Corporation, and Dominion Bridge Inc. dated March 9, 1994 (incorporated by reference to the Company's Form 8-K, dated April 8, 1994)

        10.4 Rollover Agreement Between United Dominion Industries Limited and 3010864 Canada Inc., effective December 31, 1993 (incorporated by reference to the Company's Form 8-K, dated April 8, 1994)

        10.5 Share Purchase Agreement Between United Dominion Industries Limited and the Company dated March 10, 1994 (incorporated by reference to the Company's Form 8-K, dated April 8, 1994)

        10.6 Shareholders' Agreement Between United Dominion Industries Limited, the Company, Edinov Corporation, and 3010864 Canada, Inc., dated April 8, 1994 (incorporated by reference to the Company's Form 8-K, dated April 8, 1994)

        10.7 Guarantee and Indemnity Agreements Between United Dominion Industries Limited, the Company and Edinov Corporation (incorporated by reference to the Company's Form 8-K, dated April 8, 1994)

        10.8 Registration Rights Agreement Between United Dominion Industries Limited the Company dated April 8, 1994 (incorporated by reference to the Company's Form 8-K, dated April 8, 1994)

        10.9 Hypothecation and Pledge of Securities Agreement between United Dominion Industries Limited and the Company (incorporated by reference to the Company's Form 8-K, dated April 8, 1994)

        10.10 United Dominion Industries Limited Security Agreement with 3010864 Canada (incorporated by reference to the Company's Form 8-K, dated April 8, 1994)

        10.11 Debenture Between 3010864 Canada and United Dominion Industries Limited, dated April 8, 1994 (incorporated by reference to the Company's Form 8-K, dated April 8, 1994)

        10.12 Services Agreement between the Company and Michel Marengere (incorporated by reference to Exhibit 10.13 to the Company's Report on Form 10-KSB for the fiscal year ended September 30, 1995 (the "1995 10-KSB")

        10.13 Services Agreement between the Company and Nicolas Matossian (incorporated by reference to Exhibit 10.14 of the 1995 10-KSB)

        10.14 The Company's 1995 Stock Option Plan (incorporated by reference to Exhibit 10.15 of the 1995 10-KSB)

        10.15 Credit Facility Agreement between the Company and BT Commercial Corporation (Incorporated by reference to Exhibit 2.1 to the Company's Current Report on Form 8-K dated March 29, 1996 (the "March 29, 1996 Form 8-K"))

        10.16 Cedar Group, Inc. Guarantee Agreement (Incorporated by reference to Exhibit 2.2 to the March 29, 1996 Form 8-K)

        10.17 Cedar Group, Inc. Pledge Agreement (Incorporated by reference to Exhibit 2.3 to the March 29, 1996 Form 8-K)

        10.18 Cedar Group, Inc. Security Agreement (Incorporated by reference to Exhibit 2.4 to the March 29, 1996 Form 8-K)

        10.19 Cedar Group Canada, Inc. Pledge Agreement (Incorporated by reference to Exhibit 2.5 to the March 29, 1996 Form 8-K)

        10.20 Cedar Group Canada, Inc. Security Agreement (Incorporated by reference to Exhibit 2.6 to the March 29, 1996 Form 8-K)

        11.0 Statement regarding computation of earnings per share (Incorporated from within the Financial Statements)

        21                 Subsidiaries

        23.1               Consent of Deloitte & Touche

        23.2               Consent of Ernst & Young

C.       Reports on Form 8-K

                           Report on Form 8-K dated November 26, 1996 reporting adoption of the Shareholder Rights Plan.

                                   SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Exchange Act of 1934, the Registrant has duly caused this Annual Report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: December  27, 1996                DOMINION BRIDGE CORPORATION



                                         By: /s/ Michel L.  Marengere
                                             -------------------------------
                                             Chief Executive Officer


                                         By: /s/ Robert Chartier
                                             -------------------------------
                                             Interim Chief Financial Officer

         Pursuant to the requirements of the Securities Exchange Act of 1934, this Form 10-K has been signed by the following persons in the capacities and on the dates indicated.

       SIGNATURE                      TITLE                           DATE
       ---------                      -----                           ----

/s/ Michel L. Marengere      Chairman of the Board of          December 27, 1996
-----------------------      Directors, Chief Executive
Michel L. Marengere          Officer and Director

/s/ Rene Amyot               Director                          December 27, 1996
-----------------------
Rene Amyot

/s/ Peter P. Gil             Director                          December 27, 1996
-----------------------
Peter P. Gil

/s/ Nicolas Matossian        President and Chief Operating     December 27, 1996
-----------------------      Officer
Nicolas Matossian

/s/ Robert Chartier          Vice President, Interim CFO       December 27, 1996
-----------------------
Robert Chartier

/s/ Reynald Lemieux          Director                          December 27, 1996
-----------------------
Reynald Lemieux

/s/Louis Berlinguet          Director                          December 27, 1996
-----------------------
Louis Berlinguet

INDEPENDENT AUDITORS' REPORT

To the Board of Directors and Shareholders
Dominion Bridge Corporation

We have audited the accompanying consolidated balance sheet of Dominion Bridge Corporation as at September 30, 1996, and the related consolidated statements of operations, stockholders' equity and cash flows for the year then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Dominion Bridge Corporation as at September 30, 1996, and the consolidated results of its operations and its cash flows for the year then ended in conformity with accounting principles generally accepted in the United States.

The financial statements as at and for the years ended September 30, 1995 and 1994 were reported on by another firm of chartered accountants, which expressed an unqualified opinion under date of December 20, 1995.

/s/ Deloitte & Touche
Montreal, Canada

December 23, 1996

                          INDEPENDENT AUDITORS' REPORT


To the Board of Directors and Shareholders
CEDAR GROUP, INC. (NOW KNOWN AS DOMINION BRIDGE CORPORATION)

We have audited the accompanying consolidated balance sheet of CEDAR GROUP, INC. as of September 30, 1995 and the consolidated statements of operations, stockholders' equity and cash flows for the years ended September 30, 1995 and 1994. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Cedar Group, Inc. as at September 30, 1995 and the consolidated results of its operations and its cash flows for the years ended September 30, 1995 and 1994 in conformity with accounting principles generally accepted in the United States.

/s/ Ernst & Young

Montreal, Canada
December 20, 1995

DOMINION BRIDGE CORPORATION
CONSOLIDATED STATEMENTS OF OPERATIONS
YEARS ENDED SEPTEMBER 30
(IN THOUSANDS OF U.S. DOLLARS, EXCEPT PER SHARE DATA)
-----------------------------------------------------------------------------------------------------------------
                                                                1996                  1995                 1994
-----------------------------------------------------------------------------------------------------------------
                                                                  $                     $                    $


SALES                                                           362,624              155,750               67,959
-----------------------------------------------------------------------------------------------------------------
Cost of sales                                                   327,921              139,407               59,295
Selling, general and administrative expenses                     38,720               15,433                8,107
-----------------------------------------------------------------------------------------------------------------
                                                                366,641              154,840               67,402
Income from operations of joint ventures (Note 8)                 2,189                2,165                    -
-----------------------------------------------------------------------------------------------------------------
Income (loss) from operations                                    (1,828)               3,075                  557
Interest expense, net                                            (2,104)                (406)                (341)
Other income                                                      1,134                1,236                  767
-----------------------------------------------------------------------------------------------------------------
Income (loss) before income taxes and minority interest          (2,798)               3,905                  983
-----------------------------------------------------------------------------------------------------------------
Income taxes (Note 11)
    Current                                                       1,283                 (300)                  70
    Deferred                                                       (709)               1,993                  230
-----------------------------------------------------------------------------------------------------------------
                                                                    574                1,693                  300
-----------------------------------------------------------------------------------------------------------------
Income (loss) before minority interest                           (3,372)               2,212                  683
Minority interest - dividends on preferred shares                  (645)                 (70)                (248)
Minority interest - common stock                                 (1,667)                (122)                 (19)
-----------------------------------------------------------------------------------------------------------------
NET (LOSS) INCOME                                                (5,684)               2,020                  416
-----------------------------------------------------------------------------------------------------------------

Net income (loss) per common share and common
    share equivalents                                              $                     $                    $
        Primary                                                  (0.31)                 0.14                 0.05
        Fully diluted                                                -                  0.11                 0.03
-----------------------------------------------------------------------------------------------------------------

Weighted average number of common shares
    and common share equivalents outstanding
        Primary                                              18,174,000           14,929,000            8,912,000
        Fully diluted                                        23,565,000           17,688,000           12,064,000
-----------------------------------------------------------------------------------------------------------------

See accompanying notes

DOMINION BRIDGE CORPORATION
CONSOLIDATED BALANCE SHEETS
AS AT SEPTEMBER 30
(IN THOUSANDS OF U.S. DOLLARS)
-----------------------------------------------------------------------------------------------------------------
                                                                                      1996                 1995
-----------------------------------------------------------------------------------------------------------------
                                                                                        $                    $

ASSETS
Current assets
    Cash (Note 4)                                                                     26,231                4,765
    Term deposits collateralizing bank indebtedness                                        -                1,688
    Investments                                                                            -                2,779
    Accounts receivable (Note 5)                                                     126,911               44,169
    Inventories (Note 6)                                                              43,762               12,746
    Prepaid expenses and other current assets                                          5,417                1,822
    Advances to shareholders                                                               -                  501
-----------------------------------------------------------------------------------------------------------------
TOTAL CURRENT ASSETS                                                                 202,321               68,470
-----------------------------------------------------------------------------------------------------------------
    Property, plant and equipment, net (Note 7)                                       38,289               20,661
    Advances to a shareholder                                                              -                  697
    Assets of business transferred under contractual
       arrangements (preferred shares) (Note 3 vii)                                    3,847                3,640
    Goodwill                                                                          11,958                    -
    Pension assets (Note 12)                                                           1,187                1,619
    Advances to and investments in unincorporated joint ventures (Note 8)              2,398                    -
    Other assets                                                                       5,247                1,312
-----------------------------------------------------------------------------------------------------------------
                                                                                     265,247               96,399
-----------------------------------------------------------------------------------------------------------------

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities
    Bank indebtedness (Note 9)                                                         5,624                1,688
    Term loan (Note 9)                                                                30,000                5,000
    Accounts payable and accrued expenses                                            119,839               31,991
    Customer advances                                                                 16,166                6,062
    Current portion of obligations under capital leases                                2,979                    -
-----------------------------------------------------------------------------------------------------------------
TOTAL CURRENT LIABILITIES                                                            174,608               44,741
-----------------------------------------------------------------------------------------------------------------
    Advances from unincorporated joint venture                                             -                  750
    Deferred income taxes                                                              5,147                5,994
    Accrued post-retirement benefits other than pensions (Note 12)                       514                  522
    Obligations under capital leases (Note 10)                                         2,274                    -
    Minority interest                                                                 17,546               10,161
    Negative goodwill (Note 3 ii)                                                     12,945                    -
    Other long-term liabilities                                                        2,976                  488
-----------------------------------------------------------------------------------------------------------------
STOCKHOLDERS' EQUITY
    Preferred stock, $0.001 par value; 25,000,000 shares
       authorized, none issued
    Common stock, $0.001 par value; 50,000,000 shares authorized;
       issued and outstanding: 24,722,188 shares in 1996 and
       14,990,188 shares in 1995                                                          25                   15
    Additional paid-in capital                                                        57,601               36,345
    Deficit                                                                           (5,931)                (874)
    Cumulative translation adjustment                                                   (634)                 142
-----------------------------------------------------------------------------------------------------------------
                                                                                      51,061               35,628
    Subscription receivable                                                           (1,824)              (1,885)
-----------------------------------------------------------------------------------------------------------------
    Total stockholders' equity                                                        49,237               33,743
-----------------------------------------------------------------------------------------------------------------
                                                                                     265,247               96,399
-----------------------------------------------------------------------------------------------------------------

Commitments and contingencies (Note 15)
See accompanying notes

DOMINION BRIDGE CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
YEARS ENDED SEPTEMBER 30
(IN THOUSANDS OF U.S. DOLLARS)
-----------------------------------------------------------------------------------------------------------------
                                                                 1996                 1995                 1994
-----------------------------------------------------------------------------------------------------------------
                                                                   $                    $                    $
CASH FLOW FROM OPERATING ACTIVITIES
Net (loss) income                                                (5,684)               2,020                  416
Adjustments to reconcile net income to the
    cash provided by (used for) operating activities
        Minority interest in net income                           1,667                  122                   19
        Depreciation and amortization                             6,902                3,217                2,224
        Common stock issued for services                             85                  170                    -
        Amortization of negative goodwill                        (2,626)                   -                    -
        Deferred income taxes                                      (709)               1,993                  230
        Deferred pension cost                                       432                  434                    -
        Gain on sale of assets                                   (1,105)                (689)                (210)
        Income from operations of joint ventures                 (2,189)              (2,165)                   -
        Advances to and investments in joint ventures               860                1,189                    -
        Increase in accounts receivable                         (25,963)             (10,797)              (6,594)
        Decrease in prepaid expenses and other assets             6,516                  806                  629
        Decrease (increase) in inventories                       18,012               (3,148)               2,390
        (Decrease) increase in accounts payable                    (595)               5,660               (1,529)
        Decrease in customer advances                              (272)              (3,263)              (5,132)
        Other - net                                                 (30)                 178                 (282)
-----------------------------------------------------------------------------------------------------------------
Net cash used in operating activities                            (4,699)              (4,273)              (7,839)
-----------------------------------------------------------------------------------------------------------------

CASH FLOW FROM INVESTING ACTIVITIES
Decrease (increase) in investments                                    -                2,696               (1,169)
Decrease (increase) in term deposits                              1,688               (1,688)                   -
Cash consideration paid for acquired businesses                 (40,214)              (4,476)              (4,550)
Cash of acquired businesses                                      35,081                  544                    -
Purchase of minority interest of subsidiaries                    (6,186)              (8,298)                   -
(Advance to) repayment by divested businesses                      (207)                 739                 (902)
Repayment by (advance to) a shareholder                           1,198                 (417)              (1,734)
Repayment by (advance to) an officer                                  -                  565                 (565)
Cash payment for purchase of equipment                          (12,209)                 (10)                 (94)
Proceeds from sale of property and equipment                      2,905                2,152                  604
Decrease in other assets                                            312                    -                    -
-----------------------------------------------------------------------------------------------------------------
Net cash used for investing activities                          (17,632)              (8,193)              (8,410)
-----------------------------------------------------------------------------------------------------------------

CASH FLOW FROM FINANCING ACTIVITIES
Proceeds from issuance of common stock                            2,619                3,493               10,901
Proceeds from exercise of warrants                                  359                  757               13,195
Proceeds from exercise of options                                     -                    -                  303
Net repayments on line of credit                                      -                    -               (3,408)
Issue of preferred shares of subsidiary to minority interest     24,142                    -                  200
Issue costs of subsidiary preferred shares                       (1,497)                   -                    -
Bank indebtedness                                               (10,909)               1,688                    -
Other long-term liabilities                                         250                  488                    -
Issue of capital lease obligations                                4,332                    -                    -
Term loan                                                        25,000                5,000                    -
Payment of other obligations                                          -                    -                 (592)
Decrease in subscription receivable                                  61                    -                    -
-----------------------------------------------------------------------------------------------------------------
Net cash provided by financing activities                        44,357               11,426               20,599
-----------------------------------------------------------------------------------------------------------------
Effect of foreign exchange rate fluctuations on cash               (560)                 227                   93
-----------------------------------------------------------------------------------------------------------------
Net change in cash                                               21,466                 (813)               4,443
Cash, at beginning of year                                        4,765                5,578                1,135
-----------------------------------------------------------------------------------------------------------------
CASH, AT END OF YEAR (Note 4)                                    26,231                4,765                5,578
-----------------------------------------------------------------------------------------------------------------

DOMINION BRIDGE CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)
YEARS ENDED SEPTEMBER 30
(IN THOUSANDS OF U.S. DOLLARS)
-----------------------------------------------------------------------------------------------------------------
                                                                 1996                1995                  1994
-----------------------------------------------------------------------------------------------------------------
                                                                   $                   $                     $


SUPPLEMENTAL CASH FLOW INFORMATION
Cash paid during the year for:
    Interest                                                      1,457                  406                  341
    Taxes                                                           705                  310                    -
-----------------------------------------------------------------------------------------------------------------
NON-CASH INVESTING AND FINANCING ACTIVITIES

Issuance of common stock for acquisition
    of businesses
        Fair value of assets acquired (net of
           cash acquired)                                             -                    -                2,771
        Liabilities assumed and minority interest                     -                    -                1,721
-----------------------------------------------------------------------------------------------------------------
Net assets acquired                                                   -                    -                1,050
Cash outlays                                                          -                    -                  800
-----------------------------------------------------------------------------------------------------------------
Issuance of common stock for acquisitions                             -                    -                  250
-----------------------------------------------------------------------------------------------------------------
Preferred shares received on transfer of assets of
    divested businesses
        Fair value of net assets divested                             -                    -                4,531
        Cash received                                                 -                    -                  739
-----------------------------------------------------------------------------------------------------------------
Preferred shares of the acquirer of divested businesses               -                    -                3,792
-----------------------------------------------------------------------------------------------------------------
Issuance of common stock on conversion of
    minority interest preferred shares                           19,700                    -                    -

Purchase of preferred stock minority interest
    of subsidiaries                                             (19,700)                   -                    -
-----------------------------------------------------------------------------------------------------------------
Issuance of common stock in repayment of debt                         -                    -                   66
-----------------------------------------------------------------------------------------------------------------
Settlement on acquisition of minority interest                     (627)               1,034                    -
-----------------------------------------------------------------------------------------------------------------

See accompanying notes

DOMINION BRIDGE CORPORATION
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
YEAR  ENDED SEPTEMBER 30, 1996
(ALL DOLLAR FIGURES ARE IN THOUSANDS OF U.S. DOLLARS UNLESS OTHERWISE INDICATED)
-------------------------------------------------------------------------------

1.      NATURE OF OPERATIONS

        Pursuant to a resolution of the Board of Directors dated May 15, 1996, Cedar Group, Inc. changed its name to Dominion Bridge Corporation. Dominion Bridge Corporation, a Delaware corporation with executive offices in Montreal, Canada, specializes in international engineering, infrastructure development and project management and ship building and repair.

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

        Principles of consolidation

        The financial statements include the accounts of the Company and its subsidiaries. All significant intercompany accounts and transactions have been eliminated upon consolidation.

        Since the beginning of the current fiscal year, the Company has (1) acquired the remaining minority interests in Dominion Bridge Inc. and Steen Contractors Limited, (2) acquired approximately 77.4% of the outstanding shares of McConnell Dowell Corporation Limited and (3) acquired 100% of the outstanding share capital of Industries Davie Inc. (formerly Groupe MIL Inc.).

        Each of the above acquisitions were accounted for under the purchase method of accounting. Under the purchase method of accounting, the assets of the acquired entity are reflected on the balance sheet at their fair market value on the date of purchase, with the balance of the purchase price attributed to goodwill. In the case of Industries Davie Inc., since the purchase price was nominal, the difference between the fair market value of the assets and the purchase price is treated as negative goodwill. Goodwill is amortized on a straight-line basis over periods not exceeding forty years. Negative goodwill is amortized on a straight-line basis over a period of three years.

        Cash

        Cash includes short-term deposits with terms less than 90 days. Short-term deposits with terms longer than 90 days are stated at cost which approximates fair market value.

DOMINION BRIDGE CORPORATION
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
YEAR  ENDED SEPTEMBER 30, 1996
(ALL DOLLAR FIGURES ARE IN THOUSANDS OF U.S. DOLLARS UNLESS OTHERWISE INDICATED)
-------------------------------------------------------------------------------

2.      SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONT'D)

        Construction contracts

        Income on construction contracts is recognized on the percentage-of-completion basis. Provisions for anticipated losses on uncompleted contracts are made in the period in which losses are first determinable.

        In the ordinary course of its construction business, the Company together with the client, may conduct a review following the completion of the project, for the purpose of establishing a final contract amount. Until such a final amount is agreed upon and fully documented, no revenue adjustment is made and any amount owing to the Company is treated as a contingent gain and is recognized in the period in which the Company's entitlement to the payment is established. In the fourth quarter of fiscal 1996, the Company reached a settlement with respect to the resolution of a major claim for a completed project. The Company has provided its auditors with corroborating evidence to support the validity and collectibility of the claim. In the auditors' opinion however, at the time of completion of the consolidated financial statements, the audit evidence accumulated was not sufficient to meet the requirement for revenue recognition under generally accepted auditing standards in the United States. Consequently, no recognition was given to the claim in the consolidated financial statements of the Company as at September 30, 1996. Such revenue will be recognized in the period in which the documentation is completed.

        Inventories

        Work in process related to construction contracts is stated at accumulated costs less amounts charged to income based on the percentage of completion of individual contracts. Raw materials are stated at the lower of cost (first in, first out) or replacement cost. Finished goods comprise steel and steel hardware products held for sale and are stated at the lower of cost (first in, first out) or net realizable value.

        Investment in and advances to unincorporated joint ventures

        The Company's investment in and advances to unincorporated joint ventures is accounted for by the equity method whereby the investment is initially recorded at cost and the carrying value is adjusted thereafter to include the Company's pro rata share of earnings less drawings received.

        Property, plant and equipment

        Property, plant and equipment, including assets that were acquired under capital leases, are stated at cost. Maintenance and repairs are charged to expenses as incurred. When assets are sold or otherwise disposed of, the cost and related accumulated depreciation are removed from their respective accounts and the resulting gain or loss is reflected in current operations. Depreciation is computed on the straight-line method over the estimated useful lives of the assets, generally five to seven years for machinery and equipment and forty years for buildings.

DOMINION BRIDGE CORPORATION
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
YEAR  ENDED SEPTEMBER 30, 1996
(ALL DOLLAR FIGURES ARE IN THOUSANDS OF U.S. DOLLARS UNLESS OTHERWISE INDICATED)
-------------------------------------------------------------------------------

2.      SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONT'D)

        Pension costs

        The Company maintains defined benefit pension plans which cover certain of its Canadian employees. Pension plan obligations are valued using the projected benefit actuarial method and best estimate assumptions. Pension plan assets are valued at market-related values. The Company also participates in defined contribution plans for its Australian and certain of its Canadian employees.

        Post-retirement benefits other than pensions

        The Company accrues for benefits such as health care, life insurance coverage and long service leave to which retired employees are entitled. The obligation is adjusted on an annual basis to reflect the expected cost of providing post-retirement benefits during the years an employee renders service.

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

        Income taxes

        The Company accounts for income taxes under the liability method. Deferred taxes reflect the tax consequences in future years of differences between the tax bases of assets and liabilities and their financial reporting amounts.

        Net income per share

        Primary net income per common share is computed by dividing the income applicable to common shares by the weighted average number of shares of common stock outstanding and common stock equivalents including the dilutive effect of options and warrants from the date of grant.

        Net income per common share on a fully diluted basis assumes that all convertible instruments were converted to common stock at the earlier of the beginning of each year or the date of issuance.

DOMINION BRIDGE CORPORATION
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
YEAR  ENDED SEPTEMBER 30, 1996
(ALL DOLLAR FIGURES ARE IN THOUSANDS OF U.S. DOLLARS UNLESS OTHERWISE INDICATED)
-------------------------------------------------------------------------------

3.      ACQUISITIONS AND DIVESTED BUSINESSES

        (i)  Acquisition of McConnell Dowell Corporation Limited

             Cedar Group Australia Pty Ltd. (CGA), an Australian indirect wholly-owned subsidiary of the Company, purchased between March 29 and April 9, 1996 through the facilities of the Australian Stock Exchange, 23,913,000 ordinary shares of McConnell Dowell Corporation Limited (MDC), representing approximately 57.5% of the issued ordinary shares of MDC. Prior to these acquisitions, CGA had acquired 8,274,000 ordinary shares of MDC representing approximately 19.9% of the issued ordinary shares of MDC. As at September 30, 1996, CGA owns 32,187,000 ordinary shares of MDC representing a 77.4% ownership interest.

             The purchase price for the acquisition, including acquisition costs, amounted to $40,214.

             The Company has accounted for the acquisition of MDC using the purchase method as of March 29, 1996, the date at which the Company achieved voting control of MDC. Accordingly, the assets and liabilities of MDC as at September 30, 1996 are consolidated into the accounts of the Company.

             Prior to March 29, 1996, the Company accounted for its investment in MDC using the equity method.

             The total cost of the acquisition was allocated to the net assets acquired on the basis of their fair value as follows:

                                                                   $

Current assets                                                  108,691
Fixed and other assets                                           14,390
Goodwill                                                         11,875
-----------------------------------------------------------------------
Total assets                                                    134,956
-----------------------------------------------------------------------
Current liabilities                                              81,708
Other liabilities                                                 4,709
-----------------------------------------------------------------------
Total liabilities                                                86,417
-----------------------------------------------------------------------
Net assets                                                       48,539
Common shares held by minority shareholders at book value         8,325
-----------------------------------------------------------------------
NET CONSIDERATION PAID                                           40,214
-----------------------------------------------------------------------


              The acquisition was financed partially by a term loan from Bankers Trust and by the issuance, by a subsidiary of the Company, of preferred shares.

DOMINION BRIDGE CORPORATION
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
YEAR  ENDED SEPTEMBER 30, 1996
(ALL DOLLAR FIGURES ARE IN THOUSANDS OF U.S. DOLLARS UNLESS OTHERWISE INDICATED)
-------------------------------------------------------------------------------

3.     ACQUISITIONS AND DIVESTED BUSINESSES (CONT'D)

       (ii)   Acquisition of Industries Davie Inc.

              On April 24, 1996, but effective March 31, 1996, the Company's wholly-owned subsidiary Cedar Group Canada Inc. acquired from Societe Generale de Financement du Quebec (SGF), 100% of the equity of Industries Davie Inc.(IDI) for the purchase price of CDN$1.00.

              The Company has accounted for the acquisition of IDI using the purchase method and has been given effect at March 31, 1996. Accordingly, the assets and liabilities of IDI as at September 30, 1996 are consolidated in the accounts of the Company.

              The total cost of the acquisition was allocated to the net assets acquired on the basis of their fair value as follows:

                                                                        $


Current assets                                                        44,127
Fixed assets                                                               -
Other assets                                                           2,089
----------------------------------------------------------------------------
Total assets                                                          46,216
----------------------------------------------------------------------------
Current liabilities                                                   30,645
Negative goodwill                                                     15,571
----------------------------------------------------------------------------
Total liabilities                                                     46,216
----------------------------------------------------------------------------
Net assets                                                                 -
----------------------------------------------------------------------------
NET CONSIDERATION PAID                                                     -
----------------------------------------------------------------------------


              Negative goodwill amounting to $24,225 has been applied to reduce to nil the value of long-term non-monetary assets and the balance of $12,945 (net of accumulated amortization of $2,626) is being disclosed as negative goodwill on the balance sheet.

         iii) Acquisition of Steen Contractors Limited

              Effective April 1, 1995, the Company acquired 75% of the common stock of Steen Contractors Limited (Steen), a Canadian company engaged in construction services provided in Canada, for a cash consideration of $4,476.


              Effective March 31, 1996, the remaining 25% of Steen's common shares were purchased for a cash consideration of CDN$2,135 (US$1,571), resulting in goodwill of $230.

              The acquisitions have been accounted for under the purchase method of accounting and have been given effect from April 1, 1995 for the first 75% purchase and from March 31, 1996 for the second 25% purchase. Accordingly, the assets and liabilities of Steen as at September 30, 1995 and 1996 are consolidated into the accounts of the Company.

DOMINION BRIDGE CORPORATION
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
YEAR  ENDED SEPTEMBER 30, 1996
(ALL DOLLAR FIGURES ARE IN THOUSANDS OF U.S. DOLLARS UNLESS OTHERWISE INDICATED)
-------------------------------------------------------------------------------

3.   ACQUISITIONS AND DIVESTED BUSINESSES (CONT'D)

     (iii)    Acquisition of Steen Contractors Limited (cont'd)

              The total cost of the initial 75% interest in Steen was allocated to the net assets acquired on the basis of their fair value as follows:

                                                                  $

Current assets                                                  18,505
Fixed assets                                                       255
Other assets                                                     1,235
----------------------------------------------------------------------
Total assets                                                    19,995
----------------------------------------------------------------------
Current liabilities                                             12,056
Other liabilities                                                1,726
----------------------------------------------------------------------
Total liabilities                                               13,782
----------------------------------------------------------------------
Net assets                                                       6,213
Common shares held by minority shareholders at book value        1,737
----------------------------------------------------------------------
NET CONSIDERATION PAID                                           4,476
----------------------------------------------------------------------


           The acquisition was financed by a $5,000 term loan from Bankers Trust which was repaid on October 31, 1995.

     (iv)  Acquisition of Dominion Bridge Inc.

           Effective March 9, 1994, the Company acquired from United Dominion Industries Limited (UDIL) 85% of the common stock of Dominion Bridge Inc. (DB), a Canadian company engaged in construction and engineering services provided in Canada and Asia for a cash consideration of $3,750 and the issue by DB of Class A preferred shares in the amount of CDN$18,338. The acquisition has been accounted for by the purchase method and earnings have been included in the results of operations from the date of acquisition.

DOMINION BRIDGE CORPORATION
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
YEAR  ENDED SEPTEMBER 30, 1996
(ALL DOLLAR FIGURES ARE IN THOUSANDS OF U.S. DOLLARS UNLESS OTHERWISE INDICATED)
-------------------------------------------------------------------------------

3.   ACQUISITIONS AND DIVESTED BUSINESSES (CONT'D)

     (iv)   Acquisition of Dominion Bridge Inc. (cont'd)

            The total cost of the acquisition was allocated to the net assets acquired on the basis of their fair value as follows:

                                                                                $

Current assets                                                                23,381
Fixed assets                                                                  25,632
Other assets                                                                   3,525
------------------------------------------------------------------------------------
Total assets                                                                  52,538
------------------------------------------------------------------------------------
Current liabilities                                                           23,765
Other liabilities                                                             10,604
------------------------------------------------------------------------------------
Total liabilities                                                             34,369
------------------------------------------------------------------------------------
Net assets                                                                    18,169
Common and preferred shares held by minority shareholders at book value       14,419
------------------------------------------------------------------------------------
NET CONSIDERATION PAID                                                         3,750
------------------------------------------------------------------------------------



             The CDN$18,338 Class A Preferred Shares of DB, bearing a cumulative dividend of 7.5%, originally issued to UDIL were convertible into the Company's common stock at a rate of CDN$6.00 per share. On October 21, 1994, the Company agreed to acquire the minority holdings of common and Class A preferred shares of DB held by UDIL. The agreement provided that these interests would be acquired for cash payments of CDN$18,000, the transfer of assets having a book value of CDN$1,368 and the waiver of the preferred dividend requirement for the Company's 1994 fourth quarter. As of September 30, 1995, the Company paid CDN$8,300, transferred the assets and received all of the common shares of DB held by UDIL and CDN$8,786 face value of preferred shares.

             On December 18, 1995, the Company accepted the offer of UDIL to acquire all remaining preferred shares of DB and the waiver of all claims and dividends for an aggregate consideration of CDN$11,500 (US$8,200) consisting of a cash payment of CDN$5,000 (US$3,648) and the balance to be paid through the issuance of up to 1,250,334 shares of the Company. The book value of the minority interest related to the preferred shares was $8,200 at September 30, 1995.

             During the year ended September 30, 1996, the Company issued 1,000,000 common shares, valued at $2,855, and paid cash of $967 in lieu of issuing 200,000 common shares to UDIL to settle its obligation arising from the acquisition of the remaining preferred shares of DB. At September 30, 1996, an obligation to issue a final 50,334 shares remained and the Company settled this obligation through a cash payment of $103 on November 4, 1996. The deficiency of the final consideration paid from the book value of the obligation has been credited as a capital transaction in the statement of stockholders' equity at September 30, 1996 and a decrease in minority interest in the amount of $627.

DOMINION BRIDGE CORPORATION
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
YEAR  ENDED SEPTEMBER 30, 1996
(ALL DOLLAR FIGURES ARE IN THOUSANDS OF U.S. DOLLARS UNLESS OTHERWISE INDICATED)
-------------------------------------------------------------------------------

3.       ACQUISITIONS AND DIVESTED BUSINESSES (CONT'D)

        (v)    Acquisition of Unimetric Corporation

               Effective January 1, 1994, the Company acquired from Ateliers de la Haute-Garonne (AHG) 70% of the common stock of Unimetric Corporation (Unimetric), a United States manufacturer of specialty fasteners for the aerospace and industrial markets. The acquisition has been accounted for by the purchase method and earnings have been included in the results of operations from the date of the acquisition.

               The total cost of the acquisition was allocated to the net assets acquired on the basis of their fair value as follows:

                                                                  $

Current assets                                                  1,136
Fixed assets                                                    1,613
Other assets                                                       22
---------------------------------------------------------------------
Total assets                                                    2,771
---------------------------------------------------------------------
Current liabilities                                               539
Other liabilities                                                 356
---------------------------------------------------------------------
Total liabilities                                                 895
---------------------------------------------------------------------
Net assets                                                      1,876
Common shares held by minority shareholders at book value         826
---------------------------------------------------------------------
NET CONSIDERATION PAID                                          1,050
---------------------------------------------------------------------



The acquisition was financed by:

                                                                      $
Issuance of common shares                                             250
Cash payment                                                          800
-------------------------------------------------------------------------
                                                                    1,050
-------------------------------------------------------------------------


               The cash payment includes $200 which was invested by the minority shareholders in preferred shares of Unimetric Corporation.

DOMINION BRIDGE CORPORATION
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
YEAR  ENDED SEPTEMBER 30, 1996
(ALL DOLLAR FIGURES ARE IN THOUSANDS OF U.S. DOLLARS UNLESS OTHERWISE INDICATED)
-------------------------------------------------------------------------------

3.       ACQUISITIONS AND DIVESTED BUSINESSES (CONT'D)

       (vi)(a) Pro-forma results - 1996

               Set forth below is the Company's unaudited pro-forma combined summary of operations for the year ended September 30, 1996 as though each of the acquisitions made during 1996 had been made on October 1, 1995.

                                             (in thousands of dollars
                                              except per share data)

Sales                                            $    527,555
Net income (loss)                                $     (9,260)
Per common share
  Primary                                        $      (0.51)
  Fully diluted                                  $         --
Average number of common shares and common
  share equivalents outstanding
     Primary                                       18,174,000
     Fully diluted                                 27,699,000

------------------------------------------------------------------------

             The unaudited pro-forma combined summary of operations has been prepared utilizing the historical financial statements of the Company and the acquired businesses. The unaudited pro-forma combined summary of operations does not purport to be indicative of the results which actually would have been obtained if the acquisitions had been made at the beginning of the Company's 1996 year or of future results of operations.

             The unaudited pro-forma combined summary of operations includes the effects of the purchase price allocation adjustments. The purchase price allocation adjustments include the adjustment of the net assets acquired to the price paid for them, including the estimated costs associated with the integration of the businesses.

     (vi)(b) Pro-forma results - 1995

             Set forth below is the Company's unaudited pro forma combined summary of operations for the years ended September 30, 1995 and 1994 as though each of the acquisitions completed in 1995 had been made on October 1, 1993.

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

DOMINION BRIDGE CORPORATION
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
YEAR  ENDED SEPTEMBER 30, 1996
(ALL DOLLAR FIGURES ARE IN THOUSANDS OF U.S. DOLLARS UNLESS OTHERWISE INDICATED)
-------------------------------------------------------------------------------

3.       ACQUISITIONS AND DIVESTED BUSINESSES (CONT'D)

         (vii) Divested businesses

               Effective July 1, 1994, the Company decided to divest the Canadian commodity fastener distribution businesses, formerly conducted by Edinov. The results of operations to June 30, 1994 are included in the consolidated statements of operations and cash flows.

               The transaction was completed on December 22, 1994 by the receipt of CDN$1,000 cash and CDN$5,135 preferred shares of the acquirer. No gain or loss was recognized on the transaction. The preferred shares bear a cumulative dividend equal to the bank prime rate at the beginning of every fiscal year where a dividend is declared and are collateralized by a pledge of Edinov's assets. These preferred shares are redeemable at varying amounts annually through 2009, commencing at CDN$250 in 1996 and CDN$350 thereafter. During 1996, Edinov retired shares for CDN$250. The Company's ability to realize the value of the preferred shares is dependent on future operations of the divested businesses.

4.       CASH

         Included in cash is $17,078 of cash which is in the accounts of IDI. Pursuant to the purchase agreement with SGF (see note 3(ii)) this cash is restricted in its use to the benefit of IDI.

5.       ACCOUNTS RECEIVABLE

         Accounts receivable are comprised of the following:

                                                         1996            1995
                                                     --------------------------
                                                           $               $

Trade and other receivables                             99,389          34,874
Holdback receivable                                     13,714           4,535
Unbilled receivables                                    15,312           5,898
Allowance for doubtful accounts                         (1,504)         (1,138)
-------------------------------------------------------------------------------
                                                       126,911          44,169
-------------------------------------------------------------------------------

6.      INVENTORIES

                                                         1996            1995
                                                      -------------------------
                                                           $               $

Raw materials                                            2,958           3,443
Construction contracts, work in process                 38,625           6,921
Finished goods                                           2,179           2,382
-------------------------------------------------------------------------------
                                                        43,762          12,746
-------------------------------------------------------------------------------

DOMINION BRIDGE CORPORATION
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
YEAR  ENDED SEPTEMBER 30, 1996
(ALL DOLLAR FIGURES ARE IN THOUSANDS OF U.S. DOLLARS UNLESS OTHERWISE INDICATED)
-------------------------------------------------------------------------------

7.   PROPERTY, PLANT AND EQUIPMENT

                                                                      ACUMULATED            NET BOOK
                                                    COST             DEPRECIATION             VALUE
----------------------------------------------------------------------------------------------------
                                                      $                     $                   $

        1996
        Land                                         6,813                    -                6,813
        Building                                     4,114                  604                3,510
        Machinery and equipment                     35,458               12,779               22,679
        Machinery under capital leases               5,857                  570                5,287
----------------------------------------------------------------------------------------------------
                                                    52,242               13,953               38,289
----------------------------------------------------------------------------------------------------

        1995
        Land                                         7,157                    -                7,157
        Building                                     4,079                  540                3,539
        Machinery and equipment                     16,636                6,671                9,965
----------------------------------------------------------------------------------------------------
                                                    27,872                7,211               20,661
----------------------------------------------------------------------------------------------------


8.   ADVANCES TO AND INVESTMENTS IN UNINCORPORATED JOINT VENTURES

     Subsidiaries of the Company have interests in unincorporated joint ventures.

     The Company's share of assets and liabilities as at September 30, and the revenue, expenses and net earnings of the joint ventures for the years ended September 30, are as follows:

                                                            1996                1995
                                                          ----------------------------
                                                             $                    $

        Assets                                              5,716                1,608
        Liabilities                                         3,205                2,358

        Revenue                                            15,040                8,319
        Expenses                                           12,851                6,154
----------------------------------------------------------------------------------------------------
        Net earnings                                        2,189                2,165
----------------------------------------------------------------------------------------------------

DOMINION BRIDGE CORPORATION
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
YEAR  ENDED SEPTEMBER 30, 1996
(ALL DOLLAR FIGURES ARE IN THOUSANDS OF U.S. DOLLARS UNLESS OTHERWISE INDICATED)
-------------------------------------------------------------------------------

9.      FINANCING ARRANGEMENTS

        On April 29, 1996, the Company entered into an agreement with Bankers Trust Commercial Corporation "(BTCC") for a term loan in the amount of $30,000. This loan bears interest at LIBOR and is collateralized by all the assets of the consolidated group. The weighted average interest rate on the term loan was 8.25% for the period ended September 30, 1996. The maturity date for the loan is April 30, 1997. At that time, the loan can be renegotiated. The Company is currently negotiating new financing arrangements with its lenders.

        A subsidiary of the Company has entered into operating credit facilities totalling $6,200 bearing interest at variable rates. At September 30, 1996, $4,708 was outstanding under these facilities. Certain facilities have restrictions on their usage and are limited for use on specific projects.

10.     OBLIGATIONS UNDER CAPITAL LEASES

        A subsidiary of the Company has obligations under capital leases which are due as follows:

                                               $

1997                                         3,352
1998                                         1,210
1999                                           660
2000                                           440
2001                                           220
--------------------------------------------------
                                             5,882
LESS: IMPUTED INTEREST                         629
--------------------------------------------------
                                             5,253
LESS: AMOUNTS DUE WITHIN ONE YEAR            2,979
--------------------------------------------------
                                             2,274
--------------------------------------------------

DOMINION BRIDGE CORPORATION
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
YEAR  ENDED SEPTEMBER 30, 1996
(ALL DOLLAR FIGURES ARE IN THOUSANDS OF U.S. DOLLARS UNLESS OTHERWISE INDICATED)
-------------------------------------------------------------------------------

11.     INCOME TAXES

        The provision for income taxes comprises the following elements:

                                                        1996          1995          1994
                                                      -----------------------------------
                                                          $             $             $
CURRENT
United States                                            217             -             -
Canada                                                   463          (300)           70
Asia-Pacific                                             603             -             -
-----------------------------------------------------------------------------------------
                                                       1,283          (300)           70
-----------------------------------------------------------------------------------------

DEFERRED
United States                                          1,382          (139)            -
Canada                                                (2,400)        2,132           230
Asia-Pacific                                             309             -             -
-----------------------------------------------------------------------------------------
                                                        (709)        1,993           230
-----------------------------------------------------------------------------------------
                                                         574         1,693           300
-----------------------------------------------------------------------------------------

        The related income (loss) before income taxes is as follows:

                                                         1996         1995         1994
                                                      ------------------------------------
                                                           $            $              $

United States                                            (364)       (1,246)         (381)
Canada                                                 (8,981)        5,151         1,364
Asia-Pacific                                            6,547             -             -
-----------------------------------------------------------------------------------------
                                                       (2,798)        3,905           983
-----------------------------------------------------------------------------------------

        Deferred tax liabilities and assets comprise the following elements at September 30:

                                                                       1996        1995
                                                                    --------------------
                                                                        $           $
Deferred tax liabilities
Book over tax value of property and equipment                         3,959       4,443
Income from operations of joint ventures                                955       1,226
Completed contracts basis                                               536       1,334
Other                                                                   492         161
----------------------------------------------------------------------------------------
                                                                      5,942       7,164
----------------------------------------------------------------------------------------

Deferred tax assets
   OPEB obligation                                                      193         203
   Rationalization reserves                                             197         481
   Net operating loss carryforward                                   20,808       2,019
   Valuation allowance for operating losses carried forward         (20,403)     (1,533)
----------------------------------------------------------------------------------------
                                                                        795       1,170
----------------------------------------------------------------------------------------
NET DEFERRED TAX LIABILITIES                                          5,147       5,994
----------------------------------------------------------------------------------------

DOMINION BRIDGE CORPORATION
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
YEAR  ENDED SEPTEMBER 30, 1996
(ALL DOLLAR FIGURES ARE IN THOUSANDS OF U.S. DOLLARS UNLESS OTHERWISE INDICATED)
-------------------------------------------------------------------------------

11.      INCOME TAXES (CONT'D)

        The difference between the Company's effective income tax rate and the statutory rate on income from operations is reconciled below:

                                                                  1996                 1995                 1994
                                                              ---------------------------------------------------
                                                                   $                     $                    $

        Income tax expense (recovery) at U.S.
           statutory rate                                          (979)               1,367                  344
        State tax (recovery), net of federal tax benefits          (167)                 234                   59
        Foreign income taxes at less than statutory rate         (1,433)                (155)                 (35)
        Operating losses without tax benefit                      1,746                  162                    -
        Other                                                     1,407                   85                  (68)
------------------------------------------------------------------------------------------------------------------
                                                                    574                1,693                  300
------------------------------------------------------------------------------------------------------------------

        As at September 30, 1996, the Company had unused net operating losses carried forward for income tax purposes which expire as follows:


                        UNITED STATES                            CANADA
                           FEDERAL                               FEDERAL

                              $                                    $
                                                                  (CDN)

                2006                        600
                2007                      1,673
                2008                      1,465
                2009                        381            2001             15,171
                2010                        340            2002             52,595
                2011                      1,763            2003              4,225
                -------------------------------------------------------------------
                                          6,222                             71,991
                -------------------------------------------------------------------


        The benefit of these losses has been partly recognized in the Company's books. For financial reporting purposes, a valuation allowance of $ 20,403 (1995 - $1,533) has been recognized to offset the deferred tax assets relating to the net operating losses carried forward.

DOMINION BRIDGE CORPORATION
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
YEAR  ENDED SEPTEMBER 30, 1996
(ALL DOLLAR FIGURES ARE IN THOUSANDS OF U.S. DOLLARS UNLESS OTHERWISE INDICATED)
-------------------------------------------------------------------------------


12.     BENEFIT PLANS

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

        The net pension expense for Company-sponsored pension plans consists of the following components:

                                                      1996          1995          1994
                                                      ----          ----          ----
                                                        $             $             $

Service cost - benefits earned during the year        1,199           894           881
Interest cost on projected benefit obligations        3,023         1,173         1,178
Return on plan assets                                (3,255)       (1,280)       (1,354)
Net amortization                                         96             8            --
                                                      -----           ---           ---
NET PENSION EXPENSE                                   1,063           795           705
                                                      =====           ===           ===

        The reconciliation of the funded status of pension plans is as follows:

                                                             1996           1995
                                                             ----           ----
                                                               $              $

Plan assets at fair value                                   50,065         17,305
Actuarial present value of projected benefit
   obligations                                              46,585         16,155
                                                            ------         ------
Plan assets in excess of projected benefit
   obligations                                               3,480          1,150
Unrecognized prior service cost for plan
   amendments                                                  769            361
Unrecognized net experience (gain) loss                     (3,062)           108
                                                            ------         ------
NET PENSION ASSET RECOGNIZED IN THE
   CONSOLIDATED BALANCE SHEET                                1,187          1,619
                                                            ======         ======

DOMINION BRIDGE CORPORATION
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
YEAR  ENDED SEPTEMBER 30, 1996
(ALL DOLLAR FIGURES ARE IN THOUSANDS OF U.S. DOLLARS UNLESS OTHERWISE INDICATED)
-------------------------------------------------------------------------------


12.     BENEFIT PLANS (CONT'D)
        The weighted average of assumptions used in the determination of the projected benefit obligation is:

                                                                    1996                1995                1994
                                                                    ----                ----                ----
                                                                     %                    %                   %

        Discount rate                                               8.0                  8.0                 8.0
        Rate of increases in compensation level                     6.0                  6.0                 6.0
        Expected long-term rate of return on assets                 8.0                  8.0                 8.0

        The assets of the Company-sponsored plans are invested primarily in equities and bonds.

        POST-RETIREMENT BENEFITS OTHER THAN PENSIONS

        The Company currently provides post-retirement health care and life insurance benefits to most Canadian retirees. In general, employees who retire after attaining age 60 with five years of service are eligible for continued health care and life insurance coverage. Dependent health care and life insurance coverage are also available. Most retirees contribute towards the cost of health care coverage, with the contributions generally varying based on service. The Company accrues the expected cost of providing post-retirement benefits during the years an employee renders service.

        Net periodic post-retirement benefit cost includes the following components:

                                                                   1996                 1995                1994
                                                                   ----                 ----                ----
                                                                     $                    $                    $

        Service cost - benefits earned during the year                1                    1                    1
        Interest cost on accumulated post-retirement
           benefit obligation                                        41                   40                   41
        NET PERIODIC POST-RETIREMENT BENEFIT COST                    42                   41                   42

        At present, there is no prefunding of the post-retirement benefits recognized under FASB Statement No. 106. The following table presents the status of the plans reconciled with amounts recognized in the consolidated balance sheet for the Company's post-retirement benefits:

                                                                                      1996                1995
                                                                                      ----                ----
                                                                                        $                   $
        Accumulated post-retirement benefit obligation
           Active plan participants                                                    514                  522
        POST-RETIREMENT BENEFIT LIABILITY RECOGNIZED
           IN THE CONSOLIDATED BALANCE SHEET                                           514                  522

DOMINION BRIDGE CORPORATION
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
YEAR  ENDED SEPTEMBER 30, 1996
(ALL DOLLAR FIGURES ARE IN THOUSANDS OF U.S. DOLLARS UNLESS OTHERWISE INDICATED)
-------------------------------------------------------------------------------


12.     BENEFIT PLANS (CONT'D)
        For measurement purposes, the assumed weighted average annual rate of increase for capital cost of health care benefits is 11 percent for 1996 and assumed to decrease one percent per year to 7 percent in the year 2000 and remain constant thereafter. The weighted average discount rate used in determining the accumulated post-retirement benefit obligation was 8 percent at September 30, 1996. The rate of increase in compensation levels assumed was 6 percent.

        OTHER

        Subsidiaries of the Company contribute to defined contribution plans for eligible employees. The contributions for 1996, 1995 and 1994 were $942, $4,186 and Nil respectively.

        A subsidiary of the Company recognizes the liability for wages and salaries, annual leave and sick leave. The liability is measured as the present value of expected future payments to be made in respect of services provided by employees up to the reporting date. Consideration is given to expected future wage and salary levels, experience of employee departures and periods of service. Expected future payments are discounted using interest rates on Australian government guaranteed securities with terms that match, as closely as possible, the estimated future cash flows. The current portion of the liability in the amount of $2,625 has been presented as part of "Accounts payable and accrued expenses" and the long-term portion in the amount of $1,030 has been presented as part of "Other long-term liabilities".


13.     RELATED PARTY TRANSACTIONS
        In 1995, the Company advanced $994 to a shareholder, Group Fidutech International Inc. Of this amount, $577 was repaid during the year ended September 30, 1995 and the balance of $417 was repaid in December 1995.

        In 1994, the Company advanced $1,734 to a shareholder, Fidutech Technologies Ltd. and its affiliates. Of this amount, $1,155, was assumed by the acquirer of Edinov as of July 1, 1994, (Note 3 vii)). The balance of $579 was repaid during the year ended September 30, 1996.


14.     STOCKHOLDERS' EQUITY

        1996

        During 1996, the Company issued 7,994,606 shares of its common stock upon the conversion of $16,845 of Cedar Group (TCI) Inc. preferred shares in accordance with the terms of the preferred share agreement.

        During 1996, the Company issued 1,000,000 shares of its common stock to UDIL as part of the settlement to acquire the remaining UDIL held preferred shares of DB for a total consideration of $2,855 (Note 3 iv)).

DOMINION BRIDGE CORPORATION
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
YEAR  ENDED SEPTEMBER 30, 1996
(ALL DOLLAR FIGURES ARE IN THOUSANDS OF U.S. DOLLARS UNLESS OTHERWISE INDICATED)
-------------------------------------------------------------------------------


14.     STOCKHOLDERS' EQUITY (CONT'D)
        During 1996, the Company issued 30,000 shares of its common stock valued at $85 for services rendered by a consultant and a former officer of the Company.

        During 1996, the Company issued 107,394 shares of its common stock for a consideration of $359 upon exercise of warrants.

        During 1996, the Company issued 600,000 shares of its common stock to the public for total proceeds of $2,619.

        1995

        In December 1994, the Company sold CDN$2,700 of Class A Preferred Shares of Dominion Bridge Inc. which it held to Groupe Fidutech International, Inc. (GFI). Subsequently, pursuant to the terms of the Class A Preferred Shares, GFI converted the CDN$2,700 of Class A Preferred Shares into 450,000 shares of common stock of the Company. GFI is owned by certain officers and directors of the Company. During the year, the Company issued an additional 193,200 shares of its common stock at a price of $4.43 per share upon conversion of Class A Preferred Shares of Dominion Bridge Inc., in accordance with the terms of the Preferred Shares Agreement. These conversion transactions of Dominion Bridge Inc. Class A preferred Shares provided total proceeds of $2,849.

        In December 1994, the Company issued 409,207 shares of its common stock at a price of $2.81 per share upon conversion of preferred shares of Unimetric Corporation in accordance with the terms of the preferred shares for total consideration of $1,150.

        During 1995, the Company issued 262,363 shares of its common stock to Fidutech Technologies Inc., a company owned by an officer of the Company and 22,500 shares to an individual at a price of $2.60 upon exercise of warrants granted in connection with the September 30, 1993 private placement for aggregate proceeds of $741.

        During 1995, the Company issued 45,000 shares of its common stock to various parties for services rendered aggregating $170. The amount has been included in selling, general and administrative expenses for the year ended September 30, 1995.

        During 1995, the Company issued 90,000 shares of its common stock for services rendered by underwriters and directors in May 1993.

        On February 2, 1995, the Company issued 10,000 shares of its common stock at a price of $1.68 per share upon exercise of warrants issued on September 30, 1993.

DOMINION BRIDGE CORPORATION
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
YEAR  ENDED SEPTEMBER 30, 1996
(ALL DOLLAR FIGURES ARE IN THOUSANDS OF U.S. DOLLARS UNLESS OTHERWISE INDICATED)
-------------------------------------------------------------------------------


14.     STOCKHOLDERS' EQUITY (CONT'D)

        1994

        On March 31, 1994, the Company issued 3,354,346 shares of its common stock at a price of $3.25 per share, aggregating $10,901 and warrants to purchase 3,354,346 common shares at a price of $3.75 per share: these warrants were exercised in July 1994, for proceeds aggregating $12,579. The Company issued 200,000 warrants to an underwriter to purchase an equivalent number of common shares at a price of $4.00 per share until January 31, 1999. The Company also issued 330,000 shares of its common stock and 200,000 warrants to purchase 100,000 common shares at a price of $3.25 per share until March 31, 1995 and 100,000 common shares at a price of $3.75 and $4.00 per share if exercised before March 31, 1995 and March 31, 1996 respectively, to two individuals for services rendered in connection with the private placement.

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

        INCENTIVE PLAN

        The Company has a stock option plan available to grant options to executive officers, non-executive officers and certain key employees of the Company. The stock option plan was adopted by the shareholders in 1995 and provides for the issuance of 2,180,000 options to purchase 2,180,000 shares of the Company at a price ranging from $0.59 to $4.125 per share. The options were exercisable over a three-year period. Pursuant to a resolution of the Board of Directors dated September 12, 1996, the exercise price certain share options has been changed to $2.00 and the expiry date has been changed to September 30, 1998.

DOMINION BRIDGE CORPORATION
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
YEAR  ENDED SEPTEMBER 30, 1996
(ALL DOLLAR FIGURES ARE IN THOUSANDS OF U.S. DOLLARS UNLESS OTHERWISE INDICATED)
-------------------------------------------------------------------------------


14.     STOCKHOLDERS' EQUITY (CONT'D)
        INCENTIVE PLAN (CONT'D)

        Pursuant to certain employment agreements the Company has a plan available to grant units to its key executive officers. The unit allows the holder to obtain one share in the common stock of the Company for $2.00 and one warrant. The warrant can then be converted into one common share, of the company for $2.00. The total number of units outstanding is 150,000 and can be converted into 300,000 shares of common stock of the company. These units expire on September 30, 1998.

        The Company has a plan available to grant warrants to key executive officers of the Company (as explained above) and non-employees of the Company at prices ranging from $2.00 to $4.00. The total number of warrants outstanding is 550,000 which can be converted into 550,000 shares of common stock of the Company. These warrants expire from September 30, 1998 to December 31, 1999.

                                                                                  OPTION, WARRANT
                                                                                  AND UNIT PRICE
                                                               SHARES                PER SHARE            AGGREGATE
                                                                                        $                     $
                                                               ------             ---------------         ---------
        OUTSTANDING
        SEPTEMBER 30, 1993                                      130,125             0.59 to 1.68              216
        Granted                                                 300,000                     2.68              804
        Cancelled                                              (120,000)            0.59 to 1.68              201
        Exercised                                               (10,125)            0.59 to 1.68               15
                                                              ---------            -------------           ------
        OUTSTANDING
        SEPTEMBER 30, 1994                                      300,000                     2.68              804
        Granted                                               1,535,000                    4.125            6,332
        Exercised                                                    --                       --               --
        Cancelled                                                    --                       --               --
                                                              ---------            -------------           ------
        OUTSTANDING
        SEPTEMBER 30, 1995                                    1,835,000            2.68 to 4.125            7,136
        Adjustment for 1995 warrants outstanding                600,500            2.00 to  4.00            1,601
        Granted                                                 675,000                     2.00            1,350
        Exercised                                              (107,394)           3.25 to 4.125             (359)
        Cancelled                                              (123,106)                    2.00             (246)
        Adjustment to share option price                              -                        -           (3,322)
                                                              ---------            -------------           ------
        OUTSTANDING
        SEPTEMBER 30, 1996                                    2,880,000                                     6,160
                                                              =========            =============           ======

DOMINION BRIDGE CORPORATION
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
YEAR  ENDED SEPTEMBER 30, 1996
(ALL DOLLAR FIGURES ARE IN THOUSANDS OF U.S. DOLLARS UNLESS OTHERWISE INDICATED)
-------------------------------------------------------------------------------


14.     STOCKHOLDERS' EQUITY (CONT'D)

        In October 1995, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards (SFAS) No. 123, "Accounting for Stock-based Compensation" which will come into effect for the Company beginning October 1, 1996. SFAS No. 123 requires expanded disclosures of stock-based compensation arrangements and encourages (but does not require) compensation cost to be measured based on the fair value of the equity instrument awarded. Companies are permitted, however, to continue to apply APB Opinion No.25, which recognizes compensation cost based on the intrinsic value of the equity instrument awarded. The Company will continue to apply APB Opinion No.25 to its stock-based compensation awards and will disclose the required proforma effect on net income and earnings per share.


15.     COMMITMENTS AND CONTINGENCIES

        The Company leases office and warehouse space under non-cancellable operating leases. Future minimum lease payments under all non-cancellable leases for the five years subsequent to September 30, 1996 consist of the following:

                                $

1997                            2,698
1998                            1,967
1999                            1,483
2000                            1,201
2001                              318

        Total rent expense for all operating leases amounted to $1,580, $976 and $834 for the years ended September 30, 1996, 1995 and 1994, respectively.

        In December 1996, the Company was notified that a class action shareholder complaint had been filed against it and certain executive officers of the Company. The complaint alleges that the defendants misled the investing public as to the quality and status of a number of contracts obtained by the Company as well as failed to disclose various inaccurate and misleading accounting practices. Management intends to vigorously defend this claim and believes the claim is without merit. As the outcome of this claim is indeterminable, no provision has been recorded in the consolidated financial statements.

        During 1995, the Company submitted a Claim Notification Letter to a customer and issued invoices to another customer against which a cash advance of $2,100 was applied. These amounts were originated with a view to recovering substantial cost increases pertaining to the design, manufacture and delivery of major infrastructure assets. The Company believes that the costs and expenses claimed are justified and has obtained a third party analysis as to the reasonability of its claim to the first customer. It has also received acknowledgment of the invoices issued to the second customer. During 1995, the value of these claims has been recognized in sales in the amount of $3,672. While management believes that the favourable outcome of these claims is probable, their resolution will involve further negotiation with the clients, or arbitration, and the ultimate realization may vary from the current estimates.

DOMINION BRIDGE CORPORATION
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
YEAR  ENDED SEPTEMBER 30, 1996
(ALL DOLLAR FIGURES ARE IN THOUSANDS OF U.S. DOLLARS UNLESS OTHERWISE INDICATED)
-------------------------------------------------------------------------------


15.     COMMITMENTS AND CONTINGENCIES (CONT'D)

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

        A subsidiary of the Company has guaranteed 49% of the debt of an equity investee. At September 30, 1996, the equity investee has sufficient assets to meet such obligations.

        Certain subsidiaries have given various warranties on asset sales and in respect of taxation to purchasers of certain of the Company's former subsidiaries and equity investments. A warranty claim from one purchaser of a former equity investment is being defended and remains unresolved. Management is of the opinion that it is unlikely that any liability would be material to the Company's consolidated financial position.

        Certain subsidiaries of the Company are contingently liable for letters of credit, commitments and performance guarantees arising in the ordinary course of business.

        The purchase offer agreement entered into by the Company and Societe Generale de Financement du Quebec (SGF) dated April 24, 1996 to acquire the shares of IDI requires, amongst other things, that the Company, together with SGF, invest a minimum of CDN$60,000 over the five years following the acquisition of IDI. The investment is to be made as part of a business plan to restructure the business of IDI.

        Subsequent to year-end, the Company entered into a joint venture agreement in which it is committed to fund operations to a maximum amount of $2,500.

        The Company and its subsidiaries are engaged in manufacturing activities subject to numerous environmental laws, regulations and guidelines adopted by various governmental authorities in the jurisdictions in which the Company operates. The Company's policy is to accrue for environmental costs in the accounting period in which a loss is known or considered probable and the amount can be estimated.

        The Company's Canadian subsidiary, DB, periodically entered into forward exchange contracts to hedge specific anticipated foreign currency inflow. It did not engage in speculation. The foreign exchange contracts do not subject the Company to operating risk due to exchange rate movements because gains and losses on these contracts offset losses and gains on the transactions being hedged. As at September 30, 1996, 1995 and 1994, the Company had approximately NIL, NIL and $5,040 of foreign exchange contracts outstanding, hedging specific transactions. The forward exchange contracts generally had maturities which do not exceed one year and exchange rates are agreed to at the inception of the contracts. No significant gains or losses are deferred in the consolidated balance sheet.

DOMINION BRIDGE CORPORATION
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
YEAR  ENDED SEPTEMBER 30, 1996
(ALL DOLLAR FIGURES ARE IN THOUSANDS OF U.S. DOLLARS UNLESS OTHERWISE INDICATED)
--------------------------------------------------------------------------------

16.  FINANCIAL INSTRUMENTS

     Concentration of credit risk

     Concentrations of credit risk with respect to trade, holdbacks and other receivables are limited due to the large number of customers comprising the Company's customer base and their dispersion across many different industries and geographic locations. The Company does not require collateral from its customers. As at September 30, 1996 and 1995, the Company had no significant concentrations of credit risk.

     The following methods and assumptions were used by the Company in estimating its fair value disclosures for financial instruments:

     Cash and bank indebtedness

     The carrying amounts reported in the balance sheet for cash and bank indebtedness approximate their fair value.

     Accounts receivable and accounts payable

     The carrying amounts reported in the balance sheet for accounts receivable and accounts payable approximate their fair value.

     Assets of business transferred under contractual arrangements

     The carrying amount of assets of business transferred under contractual arrangements reported in the balance sheet approximate its fair market value.

     Term loan

     The carrying amount reported in the balance sheet approximates its fair value.

     Customer advances

     The carrying amount reported in the balance sheet approximate its fair value.

     Other long-term liabilities

     The other long-term liabilities presented in the balance sheet are comprised of amounts accrued by a subsidiary for long service leave, annual leave and sick leave, and other amounts due after September 30, 1997. The carrying amounts reported in the balance sheet approximate their fair value.

DOMINION BRIDGE CORPORATION
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
YEAR  ENDED SEPTEMBER 30, 1996
(ALL DOLLAR FIGURES ARE IN THOUSANDS OF U.S. DOLLARS UNLESS OTHERWISE INDICATED)
--------------------------------------------------------------------------------

16.  FINANCIAL INSTRUMENTS (CONT'D)

     The carrying amounts and fair values of the Company's financial instruments at September 30, 1996 are as follows:

                                                        CARRYING        FAIR
                                                         AMOUNTS        VALUE
     ------------------------------------------------------------------------
                                                            $             $
     Cash                                                26,231        26,231
     Accounts receivable                                126,911       126,911
     Assets of business transferred
        under contractual arrangements                    3,847         3,847
     Bank indebtedness                                    5,624         5,624
     Term loan                                           30,000        30,000
     Accounts payable and accrued expenses              119,839       119,839
     Customer advances                                   16,166        16,166
     Other long-term liabilities                          2,976         2,976


17.  COMPARATIVE FIGURE

     Certain comparatives figures have been reclassified to conform with the presentation adopted in 1996.


18.  BUSINESS SEGMENTS

     The Company operates in the following industry segments:

     Construction Products and Services - Design, engineering and construction of large industrial and commercial structures and construction services.

     Fasteners - Design and manufacturing of specialty fasteners targeted to the aerospace industry and distribution of imported fasteners for industry.

     Ship building, repair, design and engineering.

DOMINION BRIDGE CORPORATION
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
YEAR  ENDED SEPTEMBER 30, 1996
(ALL DOLLAR FIGURES ARE IN THOUSANDS OF U.S. DOLLARS UNLESS OTHERWISE INDICATED)
--------------------------------------------------------------------------------

18.   BUSINESS SEGMENTS (CONT'D)

                                    CONSTRUCTION
                                      PRODUCTS                    SHIP BUILDING  DIVESTED
                                    AND SERVICES     FASTENERS     AND REPAIR    BUSINESS       TOTAL
                                          $              $              $            $            $
------------------------------------------------------------------------------------------------------
     1996

     Assets (1)                        224,912         4,275         28,655           --       257,842
------------------------------------------------------------------------------------------------------
     Sales                             336,599         4,296         21,729           --
                                                                                               362,624

     Segment operating
        income (loss)                    2,611        (1,467)          (131)                     1,013
     Corporate expenses                                                                         (5,030)
     Interest - net                                                                             (2,104)
     Other income                                                                                1,134
     Income from operations
        of joint ventures                                                                        2,189
     Income tax provision                                                                         (574)
     Minority interest
        - common stock                                                                          (1,667)
     Minority interest
        -dividends on preferred
         shares                                                                                   (645)
------------------------------------------------------------------------------------------------------
     Net income                                                                                 (5,684)
------------------------------------------------------------------------------------------------------
     Capital expenditures               11,781            --            428           --        12,209
------------------------------------------------------------------------------------------------------
     Depreciation and
        amortization                     6,476           327         (2,604)          --         4,199
------------------------------------------------------------------------------------------------------

-----------------
(1) Assets exclude $7,405, $11,496 and $14,038 of corporate amounts in 1996, 1995 and 1994 respectively.

DOMINION BRIDGE CORPORATION
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
YEAR  ENDED SEPTEMBER 30, 1996
(ALL DOLLAR FIGURES ARE IN THOUSANDS OF U.S. DOLLARS UNLESS OTHERWISE INDICATED)
--------------------------------------------------------------------------------

18.  BUSINESS SEGMENTS (CONT'D)

                                          CONSTRUCTION
                                            PRODUCTS                   DIVESTED
                                          AND SERVICES    FASTENERS    BUSINESS      TOTAL
                                                $             $           $            $
------------------------------------------------------------------------------------------
     1995

     Assets(1)                                79,400         5,503        --        84,903
------------------------------------------------------------------------------------------
     Sales                                   150,996         4,754        --       155,750
------------------------------------------------------------------------------------------
     Segment operating income
        (loss)                                 3,246        (1,316)       --         1,930
        Corporate expenses                                                          (1,020)
        Interest - net                                                                (406)
        Other income                                                                 1,236
        Income from operations
          of joint venture                                                           2,165
        Income tax provision                                                        (1,693)
     Minority interest - common stock                                                 (122)
     Minority interest - dividends
                         on preferred
                         shares                                                        (70)
------------------------------------------------------------------------------------------
     Net income                                                                      2,020
------------------------------------------------------------------------------------------
     Capital expenditures                        244             8        --           252
------------------------------------------------------------------------------------------
     Depreciation and amortization             2,687           378        --         3,065
------------------------------------------------------------------------------------------

DOMINION BRIDGE CORPORATION
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
YEAR  ENDED SEPTEMBER 30, 1996
(ALL DOLLAR FIGURES ARE IN THOUSANDS OF U.S. DOLLARS UNLESS OTHERWISE INDICATED)
--------------------------------------------------------------------------------

18.   BUSINESS SEGMENTS (CONT'D)

                                         CONSTRUCTION
                                           PRODUCTS                    DIVESTED
                                         AND SERVICES    FASTENERS     BUSINESS      TOTAL
                                               $             $             $           $
-------------------------------------------------------------------------------------------
     1994

     Assets(1)                               52,990         5,150           --       58,140
-------------------------------------------------------------------------------------------
     Sales                                   58,181         4,842        4,936       67,959
-------------------------------------------------------------------------------------------
     Segment operating income
        (loss)                                  860          (574)         380          666
        Corporate expenses                                                             (109)
        Interest - net                                                                 (341)
        Other income                                                                    767
        Income tax provision                                                           (300)
     Minority interest - common stock                                                   (19)
     Minority interest - dividends
                         on preferred
                         shares                                                        (248)
-------------------------------------------------------------------------------------------
     Net income                                                                         416
-------------------------------------------------------------------------------------------
     Capital expenditures                        --            94           --           94
-------------------------------------------------------------------------------------------
     Depreciation and amortization            1,695           333           96        2,224
-------------------------------------------------------------------------------------------

DOMINION BRIDGE CORPORATION
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
YEAR  ENDED SEPTEMBER 30, 1996
(ALL DOLLAR FIGURES ARE IN THOUSANDS OF U.S. DOLLARS UNLESS OTHERWISE INDICATED)
--------------------------------------------------------------------------------

18.  BUSINESS SEGMENTS (CONT'D)

     GEOGRAPHIC SEGMENTS

                                                                 AUSTRALIA
                                    UNITED                          AND        DIVESTED
                                    STATES         CANADA        S.E. ASIA     BUSINESS       TOTAL
                                       $              $              $             $            $
-----------------------------------------------------------------------------------------------------
     1996

     Assets(1)                       4,275         119,064        134,503            --       257,842
-----------------------------------------------------------------------------------------------------
     Sales                           4,296         222,805        135,523            --       362,624
-----------------------------------------------------------------------------------------------------
     Segment operating income
        (loss)                      (1,467)         (4,189)         6,669            --         1,013
-----------------------------------------------------------------------------------------------------
     1995

     Assets(1)                       5,503          79,400                           --        84,903
-----------------------------------------------------------------------------------------------------
     Sales                           4,754         150,996                           --       155,750
-----------------------------------------------------------------------------------------------------
     Segment operating income
        (loss)                      (1,316)          3,216                           --         1,930
-----------------------------------------------------------------------------------------------------
     1994

     Assets(1)                       5,150          52,990                           --        58,140
-----------------------------------------------------------------------------------------------------
     Sales                           4,842          58,181                        4,936        67,959
-----------------------------------------------------------------------------------------------------
     Segment operating income
        (loss)                        (574)            860                          380           666
-----------------------------------------------------------------------------------------------------

-----------------
(1) Assets exclude $7,405, $11,496 and $14,038 of corporate amounts in 1996, 1995 and 1994 respectively.

                           DOMINION BRIDGE CORPORATION

                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                  [DOLLAR AMOUNTS IN THOUSANDS OF U.S. DOLLARS]

YEARS ENDED SEPTEMBER 30, 1996, 1995 AND 1994

------------------------------------------------------------------------------------------------------------------------------------
                                                                   ADDITIONAL                              CUMULATIVE
                                                                     COMMON      PAID-IN                   TRANSLATION  SUBSCRIPTION
                                                     SHARES       STOCK AMOUNT   CAPITAL       DEFICIT     ADJUSTMENT    RECEIVABLE
                                                                        $           $              $            $             $
------------------------------------------------------------------------------------------------------------------------------------
Balance at September 30, 1995                      14,990,188           15        36,345         (874)         142        (1,885)

Issuance of common stock upon
   conversion of Dominion Bridge, Inc.
   Class A preferred shares                         1,000,000            1         2,854           --           --            --

Issuance of common stock upon
   conversion of Cedar Group (TCI) LLC
   preferred shares                                 7,994,606            8        16,837           --           --            --

Issuance of common stock upon
   exercise of warrants                               107,394           --           359           --           --            --

Issuance of common stock
   for services rendered                               30,000           --            85           --           --            --

Issuance of common stock for cash
   consideration                                      600,000            1         2,618           --           --            --

Share issue costs                                          --           --        (1,497)          --           --            --

Translation adjustments, net of income
   taxes of nil                                            --           --            --           --         (776)           --

Settlement on acquisition of minority interest
   (Note 3 iv))                                            --           --            --          627           --            --

Receipt of cash during the year                            --           --            --           --           --            61

Net loss for the year                                      --           --            --       (5,684)          --            --
------------------------------------------------------------------------------------------------------------------------------------
Balance at September 30, 1996                      24,722,188           25        57,601       (5,931)        (634)       (1,824)
------------------------------------------------------------------------------------------------------------------------------------

                           DOMINION BRIDGE CORPORATION

                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                  [DOLLAR AMOUNTS IN THOUSANDS OF U.S. DOLLARS]
                                    (CONT'D)

YEARS ENDED SEPTEMBER 30, 1996, 1995 AND 1994

--------------------------------------------------------------------------------------------------------------------------
                                                                      ADDITIONAL                 CUMULATIVE
                                                            COMMON     PAID-IN                   TRANSLATION  SUBSCRIPTION
                                               SHARES    STOCK AMOUNT  CAPITAL        DEFICIT    ADJUSTMENT    RECEIVABLE
                                                               $          $              $            $            $
--------------------------------------------------------------------------------------------------------------------------
Balance at September 30, 1994                13,507,918       13        31,927        (1,860)       (342)       (1,885)

Issuance of common stock upon
   conversion of Dominion Bridge, Inc.
   Class A preferred shares                     643,200        1         2,848            --          --            --

Issuance of common stock upon
   conversion of Unimetric Corporation
   preferred shares                             409,207        1         1,149            --          --            --

Issuance of common stock upon
   exercise of warrants                         284,863       --           741            --          --            --

Issuance of common stock
   for services rendered                         45,000       --           170            --          --            --

Issuance of common stock
   issue expenses                                90,000       --            --            --          --            --

Issuance of common stock upon
   exercise of warrants                          10,000       --            16            --          --            --

Share issue costs                                    --       --          (506)           --          --            --

Settlement on acquisition of minority
   interest (Note 3 iv))                             --       --            --        (1,034)         --            --

Translation adjustments, net of income
   taxes of nil                                      --       --            --            --         484            --

Net loss for the year                                --       --            --         2,020          --            --
--------------------------------------------------------------------------------------------------------------------------
Balance at September 30, 1995                14,990,188       15        36,345          (874)        142        (1,885)
--------------------------------------------------------------------------------------------------------------------------

                           DOMINION BRIDGE CORPORATION

                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                  [DOLLAR AMOUNTS IN THOUSANDS OF U.S. DOLLARS]
                                    (CONT'D)

YEARS ENDED SEPTEMBER 30, 1996, 1995 AND 1994

-------------------------------------------------------------------------------------------------------------------------
                                                                      ADDITIONAL                CUMULATIVE
                                                            COMMON     PAID-IN                  TRANSLATION  SUBSCRIPTION
                                               SHARES    STOCK AMOUNT  CAPITAL      DEFICIT     ADJUSTMENT    RECEIVABLE
                                                               $          $            $             $            $
-------------------------------------------------------------------------------------------------------------------------
Balance at September 30, 1993                 5,544,532        5        7,220       (2,276)        (21)       (1,885)

Issuance of common stock upon
   exercise of options                          162,500        1          302           --          --            --

Issuance of common stock upon
   exercise of warrants                       3,591,706        4       13,191           --          --            --

Issuance of common stock for
   Unimetric Corp.                               88,968       --          250           --          --            --

Issuance of common stock for
   stock issue expenses                         295,000       --           --           --          --            --

Issuance of common stock through
   private placement                          3,684,346        3       10,898           --          --            --

Issuance of common stock in
   repayment of debt                            140,866       --           66           --          --            --

Translation adjustments, net of income
   taxes of nil                                      --       --           --           --        (321)           --

Net income for the year                              --       --           --          416          --            --
-------------------------------------------------------------------------------------------------------------------------
Balance at September 30, 1994                13,507,918       13       31,927       (1,860)       (342)       (1,885)
-------------------------------------------------------------------------------------------------------------------------