Form 10-Q
period 1996-12-31
DOMINION BRIDGE CORP
filed 1997-02-14
CIK 854859

                       SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C.  20549

                                   FORM 10-Q

[  X  ]        QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                          THE SECURITIES EXCHANGE ACT OF 1934

                FOR THE QUARTERLY PERIOD ENDED DECEMBER 31, 1996

[     ]        TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                          THE SECURITIES EXCHANGE ACT OF 1934

               FOR THE TRANSITION PERIOD FROM           TO
                                              ---------    ------------

                          DOMINION BRIDGE CORPORATION
                         ----------------------------
             (Exact name of registrant as specified in its charter)

        DELAWARE                              1-10372                             23-2577796
        --------                              -------                             ----------
(State of Incorporation)               (Commission File No.)                    (IRS Employer
                                                                             Identification No.)

                             500 NOTRE DAME STREET
                                   3RD FLOOR
                        LACHINE, QUEBEC, CANADA H8S 2B2
                        -------------------------------
                    (Address of principal executive office)

Registrant's telephone number, including area code:  (514) 634-3550

                                 NOT APPLICABLE
                                 --------------
                  (Former name, if changed since last report)

Check whether the Registrant:  (1) filed all reports required to be filed by
Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                        (1)       Yes          X          No
                                           --------               --------
                        (2)       Yes          X          No
                                           --------               --------

    APPLICABLE ONLY TO REGISTRANTS INVOLVED IN BANKRUPTCY PROCEEDINGS DURING
                              THE PAST FIVE YEARS

Check whether the registrant has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court.

                        Yes  X      No
                            ----       ----

                     APPLICABLE ONLY TO CORPORATE ISSUERS:

The number of shares outstanding of the Registrant's sole class of common stock, as of February 12, 1997, is 29,003,648 shares.

                          DOMINION BRIDGE CORPORATION

                                     INDEX

PART I            FINANCIAL INFORMATION                                                                                     PAGE
                  ---------------------
                  Item 1.       Consolidated Balance Sheets at December 31,
                                1996 (Unaudited) and September 30, 1996                                                      3

                                Consolidated Statements of Operations for
                                the Three Months ended December 31, 1996
                                and 1995 (Unaudited)                                                                         4

                                Consolidated Statements of Cash Flows for the
                                Three Months ended December 31, 1996
                                and 1995 (Unaudited)                                                                         5

                                Consolidated Statement of Stockholders' Equity
                                for the  Three Months ended December 31, 1996
                                (Unaudited)                                                                                  6

                                Notes to Consolidated Financial Statements                                                   7

                  Item 2.       Management's Discussion and
                                Analysis of Financial Condition and Results
                                of Operation                                                                                12

PART II           OTHER INFORMATION
                  -----------------

                  Item 1.       Legal Proceedings                                                                            18

                  Item 2.       Changes in Securities                                                                        19

                  Item 3.       Defaults Upon Senior Securities                                                              19

                  Item 4.       Submission of Matters to a Vote
                                of Security Holders                                                                          19

                  Item 5.       Other Information                                                                            19

                  Item 6.       Exhibits and Reports on Form 8-K                                                             20

                         PART I - FINANCIAL INFORMATION

                          DOMINION BRIDGE CORPORATION

                          CONSOLIDATED BALANCE SHEETS
                 AS AT DECEMBER 31, 1996 AND SEPTEMBER 30, 1996
              (IN THOUSANDS OF U.S. DOLLARS, EXCEPT SHARE AMOUNTS)

======================================================================================================================
                                                                                      DECEMBER 31         SEPTEMBER 30
                                                                                         1996                 1996
----------------------------------------------------------------------------------------------------------------------
                                                                                           $                   $
                                                                                       UNAUDITED              AUDITED
ASSETS
CURRENT ASSETS
  Cash (Note 4)                                                                          21,804                26,231
  Short Term deposits                                                                     2,352
  Accounts receivable                                                                    98,759               126,911
  Inventories                                                                            61,002                43,762
  Prepaid expenses and other current assets                                              10,779                 5,417
----------------------------------------------------------------------------------------------------------------------
  TOTAL CURRENT ASSETS                                                                  194,696               202,321
----------------------------------------------------------------------------------------------------------------------
  Property, plant and equipment, net                                                     38,909                38,289
  Assets of business transferred under contractual
     arrangements (preferred shares)                                                      3,847                 3,847
  Goodwill                                                                               11,884                11,958
  Pension assets                                                                          1,340                 1,187
  Advances to and investments in unincorporated joint ventures                            1,653                 2,398
  Other assets                                                                            7,122                 5,247
----------------------------------------------------------------------------------------------------------------------
  TOTAL ASSETS                                                                          259,451               265,247
======================================================================================================================

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities
  Bank indebtedness(Note 5)                                                               1,709                 5,624
  Term loan (Note 5)                                                                     30,000                30,000
  Accounts payable and accrued expenses                                                 110,585               119,839
  Customer advances                                                                      24,516                16,166
  Current portion of obligations under capital leases                                     1,829                 2,979
----------------------------------------------------------------------------------------------------------------------
TOTAL CURRENT LIABILITIES                                                               168,639               174,608
----------------------------------------------------------------------------------------------------------------------
  Deferred income taxes                                                                   5,745                 5,147
  Accrued post-retirement benefits other than pensions                                      518                   514
  Obligations under capital leases                                                        4,368                 2,274
  Minority interest                                                                      10,133                17,546
  Negative goodwill                                                                      12,277                12,945
  Other long-term liabilities                                                             2,279                 2,976
----------------------------------------------------------------------------------------------------------------------

STOCKHOLDERS' EQUITY
  Preferred stock, $0.001 par value; 25,000,000 shares
     authorized, none issued
  Common stock, $0.001 par value; 50,000,000 shares authorized;
     issued and outstanding: 28,743,648 shares in 1996 and
     15,493,681 shares in 1995                                                               29                    25
  Additional paid-in capital                                                             64,986                57,601
  Deficit                                                                                (7,046)               (5,931)
  Cumulative translation adjustment                                                        (653)                 (634)
----------------------------------------------------------------------------------------------------------------------
                                                                                         57,316                51,061
  Subscription receivable                                                                (1,824)               (1,824)
----------------------------------------------------------------------------------------------------------------------
  TOTAL STOCKHOLDERS' EQUITY                                                             55,492                49,237
----------------------------------------------------------------------------------------------------------------------
  TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                                            259,451               265,247
======================================================================================================================

Commitments and contingencies (Note 8)

                          DOMINION BRIDGE CORPORATION

                     CONSOLIDATED STATEMENTS OF OPERATIONS
                 THREE MONTHS ENDED DECEMBER 31, 1996 AND 1995
             (IN THOUSANDS OF U.S. DOLLARS, EXCEPT PER SHARE DATA)

=======================================================================================================================
                                                                          1996                                 1995
----------------------------------------------------------------------------------------------------------------------
                                                                            $          UNAUDITED                 $
SALES                                                                   124,804                            51,441
----------------------------------------------------------------------------------------------------------------------

Cost of sales                                                           112,475                            43,712
Selling, general and administrative expenses                             12,321                             5,033
----------------------------------------------------------------------------------------------------------------------
                                                                        124,796                            48,745
Income from operations of joint ventures                                    215                               488
----------------------------------------------------------------------------------------------------------------------
Income from operations                                                      223                             3,184
Interest (expense) income, net                                           (1,389)                               46
Other income                                                                947                               173
----------------------------------------------------------------------------------------------------------------------
Income (loss) before income taxes and minority interest                    (219)                            3,403
----------------------------------------------------------------------------------------------------------------------
Income taxes (Note 6)                                                       620                             1,311
----------------------------------------------------------------------------------------------------------------------
Income (loss) before minority interest                                     (839)                            2,092
Minority interest - dividends on preferred shares                            --                               (74)
Minority interest - common stock                                           (276)                              (39)
----------------------------------------------------------------------------------------------------------------------
NET (LOSS) INCOME                                                        (1,115)                            1,979
=======================================================================================================================

----------------------------------------------------------------------------------------------------------------------
Net income (loss) per common share and common
       share equivalents
     Primary                                                            (0.04)                             0.12
     Fully diluted                                                         -                               0.11
----------------------------------------------------------------------------------------------------------------------

Weighted average number of common shares
   and common share equivalents outstanding
       Primary                                                       27,454,931                        16,311,013
       Fully diluted                                                 29,057,311                        17,984,225
=======================================================================================================================

                          DOMINION BRIDGE CORPORATION

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                 THREE MONTHS ENDED DECEMBER 31, 1996 and 1995
                         (IN THOUSANDS OF U.S. DOLLARS)

=======================================================================================================================
                                                                                     1996                        1995
----------------------------------------------------------------------------------------------------------------------
                                                                                      $    UNAUDITED              $
CASH FLOW FROM OPERATING ACTIVITIES
Net (loss) income                                                                 (1,115)                       1,979
Adjustments to reconcile net income to the
   cash provided by (used for) operating activities
       Minority interest in net income                                               276
       Depreciation and amortization                                               2,749                          819
       Amortization of negative goodwill                                            (668)
       Deferred income taxes                                                         598                          113
       Deferred pension cost                                                        (153)                          --
       Income from operations of joint ventures                                     (215)                        (488)
       Cash distributions from joint ventures                                        960
       Decrease (Increase) in accounts receivable                                 28,152                       (3,927)
       (Increase) Decrease in prepaid expenses
           and other assets                                                       (5,362)                       1,496
       Decrease (increase) in inventories                                        (17,240)                       5,021
       (Decrease) increase in accounts payable                                    (9,254)                      (7,901)
       Increase in customer advances                                               8,350                          473
       Other - net                                                                  (385)
----------------------------------------------------------------------------------------------------------------------
Net cash provided by (used in) operating activities                                6,693                       (2,415)
----------------------------------------------------------------------------------------------------------------------

CASH FLOW FROM INVESTING ACTIVITIES
Decrease (Increase) in short term deposits                                        (2,352)                         802
Repayment by a shareholder                                                             -                          467
Cash payment for purchase of equipment                                            (3,295)                         (75)
Increase in other assets                                                          (1,875)                         (96)
----------------------------------------------------------------------------------------------------------------------
Net cash provided by (used for) investing activities                              (7,522)                       1,098
----------------------------------------------------------------------------------------------------------------------

CASH FLOW FROM FINANCING ACTIVITIES
Proceeds from issuance of common stock                                               104                        1,967
Issue of preferred shares of subsidiary to minority interest                         ---                       11,096
Issue costs of subsidiary preferred shares                                           (15)
Bank indebtedness                                                                 (3,915)                      (3,636)
Other long-term liabilities                                                         (697)                         (17)
Issue of capital lease obligations                                                   944                           --
----------------------------------------------------------------------------------------------------------------------
Net cash provided by financing activities                                         (3,579)                       9,410
----------------------------------------------------------------------------------------------------------------------
Effect of foreign exchange rate fluctuations on cash                                 (19)                        (106)
----------------------------------------------------------------------------------------------------------------------
Net change in cash                                                                (4,427)                       7,987
Cash, at beginning of period                                                      26,231                        4,765
----------------------------------------------------------------------------------------------------------------------
CASH, AT END OF PERIOD (NOTE 4)                                                   21,804                       12,752
=======================================================================================================================
NON-CASH INVESTING AND FINANCING ACTIVITIES

Issuance of common stock on conversion of
   minority interest preferred shares                                              7,300                           --

Purchase of preferred stock minority interest
   of subsidiaries                                                                (7,300)                          --
======================================================================================================================

                          DOMINION BRIDGE CORPORATION

                CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
             THREE MONTH PERIOD ENDED DECEMBER 31, 1996 (UNAUDITED)
                 (DOLLAR AMOUNTS IN THOUSANDS OF U.S. DOLLARS)

---------------------------------------------------------------------------------------------------------------------------------
                                                                             ADDITIONAL               CUMULATIVE
                                                                 COMMON        PAID-IN               TRANSLATION    SUBSCRIPTION
                                                    SHARES    STOCK AMOUNT     CAPITAL   DEFICIT      ADJUSTMENT     RECEIVABLE
                                                                    $             $         $             $              $
---------------------------------------------------------------------------------------------------------------------------------
Balance at September 30, 1996                    24,722,188         25          57,601      (5,931)      (634)         (1,824)

Issuance of common stock for cash proceeds           50,334          -             104           -          -               -

Issuance of common stock upon
   conversion of Cedar Group (TCI)
   LLC preferred shares                           3,971,126          4           7,296           -          -               -

Share issue costs                                         -          -             (15)          -          -               -

Translation adjustments, net of income
   taxes of nil                                           -          -               -           -        (19)              -


Net loss for the period                                   -          -               -      (1,115)         -               -
---------------------------------------------------------------------------------------------------------------------------------

Balance at December 31, 1996                     28,743,648         29          64,986      (7,046)      (653)         (1,824)
==================================================================================================================================

                          DOMINION BRIDGE CORPORATION
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
                  FOR THE THREE MONTHS ENDED DECEMBER 31, 1996


1.     BASIS OF PRESENTATION

       The accompanying consolidated financial statements include the consolidated accounts of DOMINION BRIDGE CORPORATION (formerly Cedar Group, Inc.) (the "Company") and its subsidiaries. All significant intercompany accounts and transactions have been eliminated in the consolidation. All dollar amounts are presented in thousands of U.S. dollars, except per share data.

       The condensed consolidated financial statements do not include footnotes and certain financial information normally presented annually under generally accepted accounting principles and therefore, should be read in conjunction with the Company's September 30, 1996 annual report on Form 10-K. Accounting measurements at interim dates inherently involve greater reliance on estimates than at year-end. The results of operations for the three months ended December 31, 1996 are not necessarily indicative of results that can be expected for the full year.

       The condensed consolidated financial statements included herein are unaudited, however, they contain all adjustments (consisting of normal recurring accruals) which, in the opinion of the Company, are necessary to present fairly its consolidated financial position at December 31, 1996, its consolidated results of operations for the three months ended December 31, 1996, its cash flows for the three months ended December 31, 1996 and its consolidated statement of stockholders' equity for the three months ended December 31, 1996.

2.     NATURE OF OPERATIONS

       Dominion Bridge Corporation, a Delaware corporation registered in Conshohocken, Pennsylvania, with executive offices in Montreal, Canada, specializes in international engineering, infrastructure development and project management and ship building and repair.

3.     SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

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

       During the previous fiscal year, the Company (1) acquired the remaining minority interests in Dominion Bridge Inc. and Steen Contractors Limited, (2) acquired approximately 77.4% of the outstanding shares of McConnell Dowell Corporation Limited and (3) acquired 100% of the outstanding share capital of Davie Industries Inc. (formerly Groupe MIL Inc.) ("Davie")

       The financial results of the 3 months ended December 31, 1996, include the results of the acquired subsidiaries while the comparative period for the 3 months ended December 31, 1995 exclude the results of the acquired subsidiaries.

       Each of the above acquisitions were accounted for under the purchase method of accounting. Under the purchase method of accounting, the assets of the acquired entity are reflected on the balance sheet at their fair market value on the date of purchase, with the balance of the purchase price attributed to goodwill. In the case of Davie, since the purchase price was nominal, the difference between the fair market value of the assets and the purchase price is treated as negative goodwill. Goodwill is amortized on a straight-line basis over periods not exceeding forty years. Negative goodwill is amortized on a straight-line basis over a period of three years.

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

4.     CASH

       The Consolidated cash and short term deposits at December 31, 1996 amounted to $24,156. Included in this amount is cash and short term deposits which are for the sole benefit of Davie for its day to day operations and business development.

5.     FINANCING ARRANGEMENTS

       On April 29, 1996, the Company entered into an agreement with Bankers Trust Commercial Corporation ("BTCC") for a term loan in the amount of $30,000 (the "Facility"). This loan bears interest at LIBOR and is collateralized by the pledge of the shares in the operating subsidiaries and a lien on certain of the North American capital and operating assets. The weighted average interest rate on the term loan was 8.25% for the period ended September 30, 1996. The maturity date for the loan is April 30, 1997. The Facility agreements provide for an acceleratio of the maturity date in the event of an "Event of Default" (as such term is defined in the Facility agreements). An Event of Default includes failure to pay when due any installment of interest on or principal of the Facility and any failure to observe the covenants provided in the Facility agreement, including certain financial covenants. The Company is exploring with BTCC the extension of the Facility. Management of the Company is also exploring alternative sources to refinance amounts outstanding under the Facility.
       Management of the Company believes that it will be able to convert the Facility or otherwise obtain replacement financing prior to the maturity date of the Facility. There can be no assurance at this time that the term loan can be renegotiated on terms acceptable to the lender and the Company.

       A subsidiary of the Company has entered into operating credit facilities totaling $6,200 bearing interest at variable rates. At December 31, 1996, $1,261 was outstanding under these facilities. Certain facilities have restrictions on their usage and are limited for use on specific projects.

6.     INCOME TAXES

       The difference between the Company's effective income tax rate and the statutory rate on pretax accounting income is reconciled below:

                                                                  1996                 1995
                                                           --------------------------------------
                                                                    $                    $
       Income tax expense (recovery) at U.S.
          statutory rate                                            (77)              1,191
       State tax (recovery), net of federal tax benefits            (13)                204
       Foreign income taxes at more (less)
       than statutory rate                                          116                (421)
       Operating losses without tax benefit                         594                 337
       -------------------------------------------------------------------------------------------
                                                                    620               1,311
       ===========================================================================================

7.     STOCKHOLDERS' EQUITY

       1996

       During the three months ended December 31, 1996, the Company issued 3,971,126 shares of its common stock upon the conversion of $7,300 of Cedar Group (TCI) Inc. preferred shares in accordance with the terms of the preferred share agreement and 50,334 shares of its common stock for cash proceeds of $104.

8.     COMMITMENTS AND CONTINGENCIES

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

       During 1995, the Company submitted a Claim Notification Letter to a customer and issued invoices to another customer against which a cash advance of $2,100 was applied. These amounts were originated with a view to recovering substantial cost increases pertaining to the design, manufacture and delivery of major infrastructure assets. The Company believes that the costs and expenses claimed are justified and has obtained a third party analysis as to the reasonability of its claim to the first customer. It has also received acknowledgment of the invoices issued to the second customer. During 1995, the value of these claims has been recognized in sales in the amount of $3,672. While management believes that the favorable outcome of these claims is probable, their resolution will involve further negotiation with the clients, or arbitration, and the ultimate realization may vary from the current estimates.

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

       The purchase offer agreement entered into by the Company and Societe General de Financement du Quebec ("SGF") dated April 24, 1996 to acquire the shares of Davie requires, amongst other things, that the Company, together with strategic investors and SGF, will invest up to Cdn $60,000 over the five years following the acquisition of Davie. This investment can be raised by Davie through public offerings, private placements or debt financings. Furthermore, this investment is subject to market conditions and capital improvement requirements included in the business plan to restructure the business of Davie.

       During the period ended December 31, 1996, the Company entered into a joint venture agreement in which it is committed to fund up to an aggregate of US $2.5 million into up to 17 projects related to energy and power. The Company has the discretion to select the projects with the highest rate of return and the highest probability of success, therefore, the Company may not expend the full amount.

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

9.     COMPARATIVE FIGURES

Certain comparatives figures have been reclassified to conform with the presentation adopted in 1996.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

         Except for historical information, the material contained in Management's Discussion and Analysis of Financial Condition and Results of Operations is forward-looking. For the purposes of the safe harbor provisions for forward-looking statements of the Private Securities Litigation Reform Act of 1995, readers are urged to review the Company's Annual Report on Form 10-K for the fiscal year ended September 30, 1996 for a list of certain important factors that may cause actual results to differ materially from those described below.

RESULTS OF OPERATIONS

         The following table provides selected financial information from the Company's Consolidated Statements of Operations stated as a percentage of revenues for the three months ended December 31, 1996 (the "Current Quarter") and the three months ended December 31,1995 (the "Comparable Quarter"). It will be referred to in the discussions that follow the table.

                                                    3 MONTHS        3 MONTHS         3 MONTHS          3 MONTHS
                                                     ENDED            ENDED           ENDED             ENDED
                                                  DEC 31, 1996    DEC 31, 1995     DEC 31, 1996      DEC 31, 1995
                                                 --------------  --------------   -------------     -------------
                                                      (In thousands of U.S. dollars, except per share data)
                                                       $                $               %                 %
Sales                                                 124,804          51,441            100.0             100.0

Cost of sales (excluding depreciation)                110,370          43,093             88.4              83.8
                                                ---------------  --------------   -------------     ------------

Gross profit                                           14,434           8,348             11.6              16.2

Sales, general and
  administrative                                      (11,751)         (4,833)            (9.4)             (9.4)
Income-operations from joint-venture                      215             488              0.1               0.9
Other Incomes                                             353             173              0.3               0.4
                                                 --------------  --------------   -------------     -------------

Profit (loss) from operations (EBITDA)                  3,251           4,176              2.6               8.1

EBITDA PER COMMON SHARE AND EQUIVALENT                   0.11            0.23                -                 -
--------------------------------------

Depreciation and amortization                          (2,081)           (819)            (1.7)             (1.6)
                                                 --------------  --------------   -------------     -------------

Profit (loss) before interest and
  taxes (EBIT)                                          1,170           3,357              0.9               6.5

EBIT PER COMMON SHARE AND EQUIVALENT                     0.04            0.19                -                 -
------------------------------------

Interest income (expenses), net                        (1,389)             46             (1.1)              0.1

Income tax provision                                     (620)         (1,311)            (0.5)             (2.5)
                                                 --------------  --------------   -------------     -------------

Net income (loss) before minority interest               (839)          2,092             (0.7)              4.1

Minority interest                                        (276)           (113)            (0.2)             (0.2)
                                                 --------------  --------------   -------------     -------------

NET INCOME (LOSS)                                      (1,115)          1,979             (0.9)              3.9
                                                 ==============  ==============   =============     =============

Net income per (loss) common share and common
  share equivalent
  Primary                                               (0.04)           0.12
  Fully diluted                                         (0.04)           0.11

Weighted average number of common shares
  and common share equivalent outstanding
  Primary                                          27,454,931      16,311,013
  Fully diluted                                    29,059,311      17,984,225

         Sales for the Current Quarter increased 242% to $124.8 million as compared to $51.4 million in the Comparable Quarter. The $73.4 million total increase in sales growth in the Current Quarter over the Comparable Quarter is principally attributable to the acquisitions of McConnell Dowell Corporation Limited ("MDC") and Davie Industries Inc. ("Davie"). Of this sales increase of $73.4 million, $62.3 million (or 85% of the Current Quarter increase) is from the acquisition of MDC on March 29, 1996 and $12.0 million (or 16%) is from the acquisition of Davie on March 31, 1996.

         During the Current Quarter, the Company's sales from continuing operations remained relatively constant. Based on new business booked, the Company projects accelerating sales growth beginning in the latter portion of the second quarter of fiscal 1997. The Company booked new business in the Current Quarter of $193.9 million. The new business booked included two pipeline projects, one in Australia and the other in Canada, with an aggregate contract value of $125 million. Construction on both of these pipelines is to begin in February 1997, with the bulk of the revenues to be earned in fiscal 1997. As of December 31, 1996, the Company's backlog, representing the uncompleted portions of construction and engineering contracts, was $317 million. The dollar amount of backlog is not necessarily indicative of the future earnings of the Company related to the performance of such work.

         In addition to contracted backlog, the Company has been successful in generating recurring revenues from contracted existing clients.

         The Company's working capital and bonding capacity are sufficient for its current business. In the future, for the Company to sustain its current rate of growth, it will have to increase both its working capital and bonding capacities.

         MDC has a $28 million revolving credit facility which management believes is adequate for its current level of business. The principal source of working capital for the Company's North

American operations is its cash. A high priority of management, in refinancing its credit facility with Bankers Trust Commercial Corporation ("BTCC"), will be to secure adequate working capital facilities for each of the Company's operating units to facilitate growth. See "--Liquidity and Capital Resources," below.

         The Company's annual bonding determines the annual amount of bid and performance bonds available to the Company. Each year this limit has increased commensurate with the increase in the growth of the Company's revenues. While the limitation did not restrict the Company's ability to secure new work in the Current Quarter, and the Company had substantial unused capacity at the end of the Current Quarter, there could be circumstances where the limitation might influence the selection of prospective projects.

         Like most engineering and construction contractors, the Company has a significant number of outstanding revenue claims, which under certain US GAAP provisions, cannot be given accounting recognition. These net unrecognized claims at December 31, 1996 total an aggregate of over $66.5 million. While the Company has a successful track record in settling and collecting on these claims, there can be no assurance as to the value of the ultimate claims realized.

         The Company's Current Quarter gross profit margin decline to 9.9% reflects a change in its mix of business to lower margin general construction and engineering. Management has taken steps, including a reduction in redundant operations at DBI and Steen, that should lead to improvement in its gross profit margins beginning in the second quarter of fiscal 1997. In the Current Quarter, Steen improved its gross profit margins over the prior year but due to the nature of its engineering business, Steen's gross profit margin is typically lower than the corporate average. The inclusion of MDC and Davie for the Current Quarter was positive as both had gross profit margins higher than the corporate average in the Current Quarter.

         Selling, general and administrative costs increased from $5.0 million in the Comparable Quarter to $12.3 million in the Current Quarter, which represents a constant 9.4% of sales. Of the $7.3 million increase in total selling, general and administrative expenses in the Current Quarter, $5.0 million and $1.9 million, respectively, were from the inclusion of MDC and Davie. The remaining $0.4 million increase includes increases in the costs of corporate overhead. Significantly, included in this latter category were substantial marketing costs expended in the Current Quarter by Dominion Bridge Inc. ("DBI") to expand sales in its Canadian markets. These expenditures have begun to provide returns, with the December 1996 announcement of the Canadian pipeline contract.

         Income from the operations of joint ventures primarily represents the Company's interest, through Steen, in the joint venture that is providing project construction management service and procurement services to the offshore drilling platform in the Hibernia oil field off the coast of Newfoundland. The decrease in the Company's earnings from the joint venture for the Current Quarter as compared to the Comparable Quarter reflects that the project should be completed by the end of calendar 1997, the Company's first quarter of fiscal 1998. The termination of the joint venture at the conclusion of the contract is not expected to result in any expenses to the Company. Although there can be no assurance of success, management continues to address additional offshore drilling projects being planned to replace this stream of income.

         Each of the Company's operating subsidiaries and divisions are operating profitably except the U.S. commodity fastener business and the Quebec operations of DBI. During the Current Quarter, the inventory of the commodity fastener business was sold and the operations closed. The economy in Quebec continues to be weak and the Company is attempting to reduce expenses in Quebec to bring them in line with lower revenue expectations.

         The Company's net interest expense of $1.3 million in the Current Quarter is due to the interest cost and amortization of financing fees incurred in connection with the $30 million credit facility from BTCC, which was used to partially finance the acquisition of 77.4% of MDC. This facility did not exist during the Comparable Quarter.

         The Company is not able to give accounting recognition to all of the income tax benefits from the losses incurred in the Current Quarter. This was due to the incurrence of taxable income and losses in different international tax jurisdictions. This precluded obtaining the tax benefits of the Company's losses to offset the tax burden of its profitable subsidiaries.

         During the Current Quarter, the remaining $7.3 million of TCI preferred shares were converted by the holders thereof into Company common stock according to a specified formula. As a result no further preferred dividends were paid in the Current Quarter. The minority interests attributable to common stock of $276 thousand in the Current Quarter is attributable to the 22.6% of MDC not owned by
the Company.   The minority interest attributable to common stock in the
Comparable Quarter was attributable to the 25% of Steen owned by minority shareholders before their interest was purchased effective March 31, 1996.

         Exchange rates used in this discussion for the translation of financial results for the Current Quarter and the Comparable Quarter from Canadian to U.S. dollars were Cdn $1.00 equals US $.74, and US $.73, respectively. For the Current Quarter, the Australian dollar was converted to US dollars at the exchange rate of A $1.00 equals US $.79. For the Current Quarter, the Company incurred an additional cumulative currency translation loss of $19 thousand, which has been deferred as part of shareholders' equity.

LIQUIDITY AND CAPITAL RESOURCES

         The Company's principal sources of liquidity since the Company's reorganization have been proceeds from seller financing provided in connection with the Company's acquisitions and the private placement of equity securities, bank financing and cash from operations. In addition, in connection with the Company's acquisition of Davie, the Company received $18.5 million in cash from Societe Generale de Financement ("SGF"), the industrial finance arm of the Government of Quebec, to fund Davie's operating deficit and to modernize Davie's operating facilities. As of December 31, 1996, the balance of this funding, committed to Davie's benefit, represented $12.7 million.

         During the fiscal year ended September 30, 1996 ("Fiscal 1996"), the Company issued $24.2 million of preferred shares of its subsidiary, TCI, by way of an offshore private placement, and obtained a $30 million credit facility from BTCC. The proceeds, net of issuance costs of approximately $4.0 million, were used to fund the $40.2 million acquisition of MDC, approximately $4.7 million to partially retire the outstanding minority interest preferred shares in DBI, and $5.0 million to repay the BTCC Steen acquisition bridge loan. The balance of approximately $0.3 million was added to working capital. The TCI preferred shares paid cash dividends at the rate of 6% per annum. The TCI Preferred Shares became convertible into the

Company's common stock, beginning May 31, 1996, at a conversion price equal to 12% less than the market price of the common stock during the five trading days prior to conversion if converted prior to June 30, 1996, or 15% less than the market price of the common stock during the five trading days prior to conversion, if converted thereafter. There was no minimum conversion price. All TCI preferred shares outstanding on the maturity date of October 31, 1998 were to automatically convert into shares of common stock of the Company at a price equal to the weighted average price of the Company's shares traded on NASDAQ during the 20 previous trading days. As of the end of fiscal 1996, $7.3 million of the preferred shares remained outstanding and $16.9 million had converted into 7,994,606 shares of the Company's common stock. During the Current Quarter, the remaining outstanding balance of the TCI preferred shares were converted into 3,971,126 shares of the Company's common stock.

         The Company has a $30 million Credit Facility (the "Facility") from BTCC, of which $30 million was outstanding as of December 31, 1996. The Facility provided funding for the Company's acquisition of MDC. Amounts outstanding under the Facility bear interest at (i) the greater of 1.5% per annum above the prime rate announced from time to time by Banker's Trust Company or 0.5% above the federal funds rate established from time to time by the Federal Reserve Bank of New York; or (ii) at a rate equal to 2.5% above the London Interbank Offered Rate for a period of up to six months, at the election of the Borrower. The Facility matures on April 30, 1997 and is secured by the pledge of the shares in the operating subsidiary companies and a lien on certain of the North American capital and operating assets. The Facility agreements provide for an acceleration of the maturity date in the event of an "Event of Default" (as such term is defined in the Facility agreements). An Event of Default includes failure to pay when due any installment of interest on or principal of the Facility and any failure to observe the covenants provided in the Facility agreements, including certain financial covenants.
The Company is discussing with BTCC an extension of this loan. As described below, management of the Company is also exploring alternative sources to refinance amounts outstanding under the Facility.

         MDC has a revolving credit facility of $28 million which management believes is adequate for its current level of operations. The Company's other subsidiaries in North America rely upon cash on hand, trade payables and
customer advances for working capital.   Due to restrictions under the
Facility, these subsidiaries are precluded from drawing on their normal operating lines of credit. A key priority for the Company in refinancing the Facility is obtaining an adequate working capital facility for the Company's operating facilities. In addition, MDC will require additional working capital facilities in the near future to meet its expanded business. The Company is exploring a range of financing options which could include public or private debt or equity financing. There can be no assurance that such financing will be available, or if available, will be available on terms attractive to the Company.

         During the Current Quarter, the Company's operations provided cash in the amount of $6.7 million, while operations used cash of $2.4 million in the Comparable Quarter. The net generation of cash from operations was attributable to the net operating loss but was offset by the net conversion of working capital accounts into cash. In its normal course of business, the Company may be investing in inventories and have amounts due from its customers that it cannot finance through customer advances and accounts payable. DBI, Steen and MDC were each committed to various infrastructure projects which were net users of cash at the previous year end. Several of these major projects have commenced to reverse the net cash investment and the Company is scheduled to produce net positive cash flows from changes in working capital accounts over the remainder of fiscal 1997.

         In addition to the realization of the working capital accounts, the Company has instituted several significant business initiatives to improve the operating cash flow. The Company has entered into arrangements to sell its commodity fastener trading stock and plant assets for cash proceeds in the first quarter of 1997. The Company has initiated plant and administrative staff reductions in its DBI operations to achieve operating cost savings and benefit from rationalization of operations with those of Steen. The Company has initiated its business plan at Davie to focus on running the operation profitability.

         The Company is subject to a risk of claims for construction and product liability. If a liability claim exceeding the Company's insurance coverage or its own available resources was to be successfully asserted against the Company, it could have a material adverse effect on the Company's financial condition. The Company has general liability insurance of approximately $5 million per occurrence, with a maximum of $5 million of claims payable during any policy year. There is no assurance that such coverage will be sufficient to fully insure against claims brought against the Company and its subsidiaries, or that the Company will be able to maintain such insurance at affordable rates or obtain additional insurance covering the products.

                          PART II - OTHER INFORMATION

ITEM 1.          LEGAL PROCEEDINGS


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

         2. By complaint dated November 7, 1995, certain shareholders of the Company (the "Plaintiffs") brought a shareholders derivative suit in the Chancery Court of the State of Delaware against the Company and Michel L. Marengere, Micheline Prud'homme, and Rene Amyot, individually. The complaint alleged certain interested and self-dealing transactions by Mr. Marengere. The parties have settled the suit pursuant to a stipulation of settlement, which provides for (i) the repayment to the Company, prior to December 31, 1996, of certain loans to affiliates of Mr. Marengere; (ii) the guarantee by a company controlled by Mr. Marengere of certain payments owed to the Company by the purchasers of Edinov, a former subsidiary of the Company; (iii) an agreement that no further interest free loans may be made to Mr. Marengere; (iv) an agreement that all future transactions not in the ordinary course of business between the Company and Mr. Marengere be subject to independent director approval; and (v) payment of attorney's fees in the amount of $140,000. The loans referred to above were repaid in fiscal 1996. The settlement was approved by the Chancery Court on January 24, 1997.

         3. By letter dated July 24, 1996, United Dominion Industries Limited ("UDI"), the former owner of DBI, has indicated that it intends to seek indemnification from the Company and from DBI, with regard to legal proceedings instituted against UDI by Loblaws Inc. in the Supreme Court of Newfoundland. The proceedings are based on the collapse of the roof of a building owned by Loblaws Inc.

         The complaint seeks unspecified damages. DBI has informed UDI that neither itself nor the Company are liable towards UDI in this matter. The Company has not yet been served with court papers as of the date of this Quarterly Report.

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

ITEM 2.          CHANGES IN SECURITIES

                 As reported in the Company's Current Report on Form 8-K dated November 26, 1996 (the "Form 8-K"), the Company adopted a Shareholder Rights Plan, which has certain antitakeover effects. The description of the Shareholder Rights Plan in the Form 8-K is incorporated herein by reference.

ITEM 3.          DEFAULTS UPON SENIOR SECURITIES

         None

ITEM 4.          SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         None.

ITEM 5.          OTHER INFORMATION

         None.

ITEM 6.          EXHIBITS AND REPORTS ON FORM 8-K

                 (a)      Exhibits

                 Exhibit No.          Description
                 ----------           -----------

                 4 Rights Agreement, dated as of November 26, 1996 and effective as of November 26, 1996, between Dominion Bridge Corporation and Continental Stock Transfer & Trust Company which includes (i) the Form of Amendment to the Certificate of Incorporation of the Company setting forth the terms of the Series One Preferred Stock as Exhibit A, (ii) the Form of Rights Certificate as Exhibit B and (iii) the Summary of Rights to Purchase Preferred Stock as Exhibit C. (Incorporated by reference to Exhibit 4 to the Form 8-K.)

                 27                   Financial Data Schedule.

                 99 Form of Stockholder Letter. (Incorporated by reference to Exhibit 99 to the Form 8-K.)


                 (b)      Reports on Form 8-K

                          Report on Form 8-K, dated November 26, 1996, reporting
on the adoption of the Shareholder Rights Plan.

                                   SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Form 10-Q to be signed on its behalf by the undersigned, thereunto duly authorized.

DOMINION BRIDGE CORPORATION


By: /s/ Michel L. Marengere                Dated:  February 14, 1997
   -----------------------------------
    Michel L. Marengere
    Chairman of the Board
    Chief Executive Officer
    (Principal Executive Officer)



By: /s/ Robert Chartier                    Dated:  February 14, 1997
   -----------------------------------
    Robert Chartier
    Vice President and Interim Chief
    Financial Officer
    (Principal Financial
    and Accounting Officer)

                                 EXHIBIT INDEX

 Exhibit No.            Description
 -----------            -----------

 4 Rights Agreement, dated as of November 26, 1996 and effective as of November 26, 1996, between Dominion Bridge Corporation and Continental Stock Transfer & Trust Company which includes (i) the Form of Amendment to the Certificate of Incorporation of the Company setting forth the terms of the Series One Preferred Stock as Exhibit A, (ii) the Form of Rights Certificate as Exhibit B and (iii) the Summary of Rights to Purchase Preferred Stock as Exhibit C. (Incorporated by reference to Exhibit 4 to the Form 8-K.)


 27                     Financial Data Schedule.

 99 Form of Stockholder Letter. (Incorporated by reference to Exhibit 99 to the Form 8-K.)