Form 10-Q
period 1997-03-31
DOMINION BRIDGE CORP
filed 1997-05-15
CIK 854859

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                   FORM 10-Q

[ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                 For the Quarterly Period Ended March 31, 1997

[   ]            TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF
                 THE SECURITIES EXCHANGE ACT OF 1934

                 For the Transition Period From __________ To __________

                           DOMINION BRIDGE CORPORATION
           (Exact name of registrant as specified in its charter)

         DELAWARE                1-10372                      23-2577796
(State of Incorporation) (Commission File No.) (IRS Employer Identification No.)
                            500 Notre Dame Street
                                 3rd Floor
                        Lachine, Quebec  CANADA H8S 2B2
                    (Address of principal executive office)

       Registrant's telephone number, including area code: (514) 634-3550

NOT APPLICABLE
(Former name, if changed since last report)

Check whether the Registrant: (1) filed all reports required to be filed by
Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past
12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past days.

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

                             Yes   X       No _____

APPLICABLE ONLY TO CORPORATE ISSUERS:

The number of shares outstanding of the Registrant's sole class of common stock, as of May 12, 1997, is 29,003,648.

                                     INDEX

                                                                                          PAGE
                                                                                          -----
PART I      FINANCIAL INFORMATION
            Item 1.     Consolidated Balance Sheets at March 31, 1997 (Unaudited) and
                        September 30, 1996                                                    3
                        Consolidated Statements of Operations for the Three and Six
                        Months ended March 31, 1997 and 1996 (Unaudited)                      4
                        Consolidated Statements of Cash Flows for the Six Months ended
                        March 31, 1997 and 1996 (Unaudited)                                   5
                        Consolidated Statements of Stockholders' Equity for the Six
                        Months ended March 31, 1997 and 1996 (Unaudited)                      6
                        Notes to consolidated Financial Statements                            7
            Item 2.     Management's Discussion and Analysis of Financial Condition and
                        Results of Operation                                                 11
PART II     OTHER INFORMATION
            Item 1.     Legal Proceedings                                                    19
            Item 2.     Changes in Securities                                                20
            Item 3.     Defaults Upon Senior Securities                                      20
            Item 4.     Submission of Matters to a Vote of Security Holders                  20
            Item 5.     Other Information                                                    20
            Item 6.     Exhibits and Reports on Form 8-K                                     21

                          DOMINION BRIDGE CORPORATION

                          CONSOLIDATED BALANCE SHEETS

                  as at March 31, 1997 and September 30, 1996

                                                               MARCH 31, 1997     SEPTEMBER 30, 1996
                                                               --------------     ------------------
                                                                 Unaudited
                                                                  (in thousands of U.S. dollars,
                                                                       except share amounts)
ASSETS
CURRENT ASSETS
Cash (Note 3)..............................................          7,153               26,231
Short Term deposits........................................          6,255
Accounts receivable........................................        101,367              126,911
Inventories................................................         56,988               43,762
Prepaid expenses and other current assets..................          9,093                5,417
                                                                   -------              -------
TOTAL CURRENT ASSETS.......................................        180,856              202,321
Property, plant and equipment, net.........................         41,504               38,289
Assets of business transferred under contractual
  arrangements (preferred shares)..........................          3,847                3,847
Goodwill...................................................         11,810               11,958
Pension assets.............................................          1,308                1,187
Advances to and investments in unincorporated joint
  ventures.................................................          1,244                2,398
Other assets...............................................          8,557                5,247
                                                                   -------              -------
TOTAL ASSETS...............................................        249,126              265,247
                                                                   =======              =======
LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES
Bank indebtedness(Note 4)..................................          1,473                5,624
Term loan (Note 4).........................................         20,000               30,000
Accounts payable and accrued expenses......................        102,740              119,839
Customer advances..........................................         23,187               16,166
Current portion of obligations under capital leases........          2,425                2,979
                                                                   -------              -------
TOTAL CURRENT LIABILITIES..................................        149,825              174,608
Deferred income taxes......................................          7,246                5,147
Accrued post-retirement benefits other than pensions.......          1,604                  514
Obligations under capital leases...........................          3,330                2,274
Minority interest..........................................         17,542               18,783
Negative goodwill..........................................         10,390               12,945
Other long-term liabilities................................          3,715                2,976
                                                                   -------              -------
STOCKHOLDERS' EQUITY
Preferred stock, $0.001 par value; 25,000,000 shares
  authorized, none issued
Common stock, $0.001 par value; 50,000,000 shares
  authorized; issued and outstanding: 29,003,648 shares in
  1997 and 15,697,582 shares in 1996.......................             29                   25
Additional paid-in capital (Restated, see note 9)..........         69,795               60,624
Deficit (Restated, see note 9).............................        (11,642)             (10,191)
Cumulative translation adjustment..........................           (884)                (634)
                                                                   -------              -------
                                                                    57,298               49,824
Subscription receivable....................................         (1,824)              (1,824)
                                                                   -------              -------
Total Stockholders' Equity.................................         55,474               48,000
                                                                   -------              -------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY.................        249,126              265,247
                                                                   =======              =======

Commitments and contingencies (Note 7)

                             See accompanying notes

                          DOMINION BRIDGE CORPORATION

                     CONSOLIDATED STATEMENTS OF OPERATIONS

               Three and Six months ended March 31, 1997 and 1996

                                              THREE MONTHS ENDED           SIX MONTHS ENDED
                                            -----------------------     -----------------------
                                            MARCH 31,     MARCH 31,     MARCH 31,     MARCH 31,
                                              1997          1996          1997          1996
                                              (in thousands of U.S. dollars, except per share
                                                                   data)
                                                                 Unaudited
SALES...................................      132,732        53,517       257,536       104,958
                                            -----------   -----------   -----------   -----------
Cost of sales...........................      120,199        45,813       232,080        89,525
Selling, general and administrative
  expenses..............................       14,949         4,317        27,268         9,350
                                            -----------   -----------   -----------   -----------
                                              135,148        50,130       259,348        98,875
Income from operations of joint
  ventures..............................          268           244           483           732
                                            -----------   -----------   -----------   -----------
Income (loss) from operations...........       (2,148)        3,631        (1,329)        6,815
Interest (expense)......................       (1,530)           (3)       (2,919)           43
Other income............................        3,967            61         4,319           234
                                            -----------   -----------   -----------   -----------
Income (loss) before income taxes and
  minority interest.....................          289         3,689            71         7,092
                                            -----------   -----------   -----------   -----------
Income taxes (Note 5)...................         (529)       (1,406)       (1,149)       (2,717)
Income (loss) before minority
  interest..............................         (240)        2,283        (1,078)        4,375
Minority interest -- dividends on
  preferred shares......................           --          (131)           --          (205)
Minority interest -- common stock.......          (96)           28          (373)          (11)
                                            -----------   -----------   -----------   -----------
NET (LOSS) INCOME.......................         (336)        2,180        (1,451)        4,159
                                            -----------   -----------   -----------   -----------
Net income (loss) per common share and
  common share equivalents
  Primary...............................        (0.01)         0.13         (0.05)         0.25
  Fully diluted.........................           --          0.13            --          0.24
                                            -----------   -----------   -----------   -----------
Weighted average number of common shares
  and common share equivalents
  outstanding
  Primary...............................    28,963,204    16,329,589    28,138,171    16,320,488
  Fully diluted.........................    28,963,204    17,357,811    28,893,818    17,334,599
                                            ===========   ===========   ===========   ===========

                             See accompanying notes

                          DOMINION BRIDGE CORPORATION

                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                           Six months ended March 31

                                                                            1997        1996
                                                                           -------     -------
                                                                            (in thousands of
                                                                              U.S. dollars)
                                                                                Unaudited
CASH FLOW FROM OPERATING ACTIVITIES
Net (loss) income......................................................     (1,451)      4,159
Adjustments to reconcile net income to the cash provided by (used for)
  operating activities
  Minority interest in net income......................................        373          11
  Gain on disposal of subsidiary common shares.........................     (3,000)
  Depreciation and amortization........................................      5,360       1,476
  Common stock issued for services.....................................        553          --
  Amortization of negative goodwill....................................     (2,513)         --
  Deferred income taxes................................................        995         343
  Deferred pension cost................................................       (121)         --
  Income from operations of joint ventures.............................       (483)       (732)
  Cash distributions from joint ventures...............................      1,637         292
  Decrease (Increase) in accounts receivable...........................     25,544      (1,636)
  (Increase) Decrease in prepaid expenses and other assets.............     (3,676)      1,030
  Decrease (increase) in inventories...................................    (13,226)     (2,113)
  (Decrease) increase in accounts payable..............................    (17,099)     (6,840)
  Increase in customer advances........................................      7,021        (129)
  Other -- net.........................................................        345          --
                                                                           --------    --------
NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES....................        259      (4,139)
                                                                           --------    --------
CASH FLOW FROM INVESTING ACTIVITIES
Proceeds on disposal of subsidiary common shares.......................     10,436          --
Decrease (Increase) in short term deposits.............................     (6,255)      1,320
Cash consideration paid for acquired businesses........................         --     (23,505)
Cash of acquired businesses............................................         --      35,301
Cash redemption of minority interest...................................         --      (6,163)
Repayment by (advance to) a shareholder................................         --         460
Cash payment for purchase of equipment.................................     (8,427)         30
(Increase) in other assets.............................................     (3,310)     (2,041)
                                                                           --------    --------
NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES....................     (7,556)      5,402
                                                                           --------    --------
CASH FLOW FROM FINANCING ACTIVITIES
Issuance (Repayment) of term loan......................................    (10,000)     14,385
Proceeds from issuance of common stock.................................         --       4,008
Issue of preferred shares of subsidiary to minority interest...........         --      22,374
Bank indebtedness......................................................     (4,151)     (5,635)
Other long-term liabilities............................................      1,728          (8)
(Payment) Issue of capital lease obligations...........................        502          --
                                                                           --------    --------
Net cash provided by financing activities..............................    (11,921)     35,124
                                                                           --------    --------
Effect of foreign exchange rate fluctuations on cash...................        140        (685)
                                                                           --------    --------
Net change in cash.....................................................    (19,078)     35,702
Cash, at beginning of period...........................................     26,231       4,765
                                                                           --------    --------
Cash, at end of period (Note 3)........................................      7,153      40,467
                                                                           ========    ========
NON-CASH INVESTING AND FINANCING ACTIVITIES
Issuance of common stock on conversion of minority interest preferred
  shares (note 6)......................................................      8,537          --
Purchase of minority interest preferred stock of subsidiaries..........     (8,537)         --
                                                                           --------    --------

                             See accompanying notes

                          DOMINION BRIDGE CORPORATION

                 CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY

                     Six Month Period Ended March 31, 1997

                                                COMMON   ADDITIONAL             CUMULATIVE
                                                STOCK     PAID-IN               TRANSLATION  SUBSCRIPTION
                                     SHARES     AMOUNT    CAPITAL     DEFICIT   ADJUSTMENT    RECEIVABLE
                                    ---------   ------   ----------   -------   ----------   ------------
                                                (dollar amounts in thousands of U.S. dollars)
                                                                 (unaudited)
Balance at September 30, 1996 as
  originally filed................  24,722,188    25       57,601      (5,931)     (634)        (1,824)
Deemed dividend (Note 9)..........         --     --        3,023      (4,260)       --             --
                                                  --
                                    ---------            ----------   -------   ----------   ------------
Restated balance at September 30,
  1996............................  24,722,188    25       60,624     (10,191)     (634)        (1,824)
Issuance of common stock upon
  conversion of Dominion Bridge,
  Inc. Class A preferred shares...     50,334     --          104          --        --
Issuance of common stock upon
  conversion of Cedar Group (TCI)
  LLC preferred shares............  3,971,126      4        8,533          --        --             --
Share issue costs.................         --     --          (18)         --        --             --
Translation adjustments, net of
  income taxes of nil.............         --     --           --          --      (250)            --
Issuance of common stock for
  services........................    260,000     --          552          --        --             --
Net loss for the period...........         --     --           --      (1,451)       --             --
                                                  --
                                    ---------            ----------   -------   ----------   ------------
Balance at March 31, 1997.........  29,003,648    29       69,795     (11,642)     (884)        (1,824)
                                    =========   ======    =======     =======   ========     =========

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

1.   NATURE OF OPERATIONS

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

     During the previous fiscal year, the Company (1) acquired the remaining minority interests in Dominion Bridge Inc. and Steen Contractors Limited,
     (2) acquired approximately 77.4% of the outstanding shares of McConnell Dowell Corporation Limited ("MDC") and (3) acquired 100% of the outstanding share capital of Davie Industries Inc. (formerly Groupe MIL Inc.) ("Davie"). Effective March 21, 1997, the Company sold 6,000,000 ordinary shares of MDC, reducing its ownership to approximately 65% of MDC's outstanding shares.

     These transactions result in the financial results of the three and six months ended March 31, 1997, including the results of the acquired subsidiaries while the comparative period for the three and six months ended March 31, 1996 exclude the results of the MDC and Davie subsidiaries.

     Each of the above acquisitions was accounted for under the purchase method of accounting. Under the purchase method of accounting, the assets of the acquired entity are reflected on the balance sheet at their fair market value on the date of purchase, with the balance of the purchase price attributed to goodwill. In the case of Davie, since the purchase price was nominal, the difference between the fair market value of the assets and the purchase price is treated as negative goodwill. Goodwill is amortized on a straight-line basis over periods not exceeding forty years. Negative goodwill is amortized on a straight-line basis over a period of three years.

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

3.   CASH

     The Consolidated cash and short term deposits at March 31, 1997 amounted to $13,408. Included in this amount is cash and short term deposits in the amount of $5,850 which are for the sole benefit of Davie for its day to day operations and business development.

4.   FINANCING AGREEMENT

     On April 29, 1996, the Company entered into an agreement with BT Commercial Corporation ("BTCC") for a term loan in the amount of $30,000. The term loan was reduced to $20,000 on March 21, 1997 following the sale by the Company of shares of MDC. This loan bears interest at i) the greater of 1.5% per annum above the prime rate announced from time to time by Bankers Trust Company or 1/2% above the federal funds rate established from time to time by the Federal Reserve Bank of New York; or ii) at a rate equal to 2 1/2% above the London Interbank Offered Rate ("LIBOR") for a period of up to six months at the election of the borrower. The Loan is collateralized by all the assets of DBI and Steen and the pledge of the shares of MDC owned by the Company. The weighted average interest rate on the term loan was 9.75% for the six month period ended March 31, 1997. Subsequent to the balance sheet date of March 31, 1997, the Company repaid US $5 million of the term loan, bringing the balance to US $15 million and the Company and BTCC entered into an agreement to extend the maturity date to January 31, 1998. A subsidiary of the Company has entered into operating credit facilities totaling $6,200 bearing interest at variable rates. At March 31, 1997, $1,261 was outstanding under these facilities. Certain facilities have restrictions on their usage and are limited for use on specific projects.

5.   INCOME TAXES

     The difference between the Company's effective income tax rate and the statutory rate on income from operations for the six months ended March 31 of each year is reconciled below:

                                                                               1997      1986
                                                                               -----     -----
                                                                                 $         $
    Income tax expense (recovery) at U.S. statutory rate (35%).............       25     2,482
    State tax (recovery), net of federal tax benefits (6%).................        4       426
    Foreign income taxes at more (less) than statutory rate................      356      (396)
    Operating losses without tax benefit...................................      764       205
                                                                               -----     -----
                                                                               1,149     2,717
                                                                               =====     =====

6.   STOCKHOLDERS' EQUITY

     During the three months ended December 31, 1996, the Company issued 3,971,126 shares of its common stock at its fair value of $8,533 upon the conversion of the final 858,826 of Cedar Group (TCI) Inc. LLC. preferred shares in accordance with the terms of the preferred share agreement. The fair value of shares issued was determined as the actual trading price of the shares during the five days prior to the date of each conversion. The deemed dividend embedded in the Cedar Group (TCI) Inc. LLC. preferred shares was accrued for as a restatement of September 30, 1996 deficit. (See
     Note 9.)

     The Company also issued 50,334 shares of its common stock for cash proceeds of $104.

     During the three months ended March 31, 1997, the Company issued 260,000 shares for services valued at $552.

7.   COMMITMENTS AND CONTINGENCIES

     In December 1996, the Company was notified that a purported class action shareholder complaint had been filed against it and certain executive officers of the Company. The complaint alleges that the defendants misled the investing public as to the quality and status of a number of contracts obtained by the Company as well as failed to disclose various inaccurate and misleading accounting practices. Management intends to vigorously defend this claim and believes the claim is without merit. As the outcome of this claim is indeterminable, no provision has been recorded in the consolidated financial statements.

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

     During the period ended December 31, 1996, the Company entered into a joint venture agreement which was initially committed to fund up to an aggregate of US $2.5 million into up to 17 projects related to energy and power. The Company had the discretion to select the projects with the highest rate of return and the highest probability of success. After the joint venture completed its preliminary due diligence, it was decided to pursue only four of the original projects and, therefore, the required investment would be substantially reduced.

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

8.   COMPARATIVE FIGURES

     Certain comparatives figures have been reclassified to conform with the presentation adopted in 1997.

9.   RESTATEMENT OF SEPTEMBER 30, 1996

     Net loss to common shareholders and deficit for the year ended September 30, 1996 has been increased by $4,260 ($0.23 per share) from amounts previously reported to reflect a deemed dividend on the Company's TCI subsidiary convertible preferred shares in accordance with recently published views of the staff of the Securities and Exchange Commission. Regarding Accounting for preferred stock which is convertible at a discount to the market. The Company has charged net income and deficit as at September 30, 1996 for the full $4,260 of the deemed dividend embedded in the convertible instruments and recorded offsetting increases of $3,023 in the Company's paid in capital and $1,233 to its minority interest obligations at that date. The deemed dividend is determined as the discount to which the Company's TCI subsidiary preferred shares were convertible into the Company's common stock. As at September 30, 1996, 1,981,383 of the 2,840,209 originally issued TCI preferred shares had been converted into 7,994,605 common shares of the Company leaving 858,826 still unconverted. The Company has reflected the realized increase to paid in capital for those shares converted by year end and the unrealized portion remains in minority interest representing the discount to be borne on the remaining conversion. The balance of the TCI preferred shares are converted in the first quarter of fiscal 1997 into common stock, retiring the fully accrued fair value of the minority interest with no further charges to net income for 1997.

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

BACKGROUND

     Dominion Bridge Corporation (the "Company"), through its principal operating companies, participates in four market segments throughout the world: construction, fabrication, pipeline and shipbuilding. The construction, fabrication and pipeline businesses were acquired by the Company in March 1994 through the purchase of Dominion Bridge Inc. ("DBI"), and were expanded in 1995 with the acquisition of Steen Contractors Limited ("Steen") and in March 1996 with the acquisition of a majority interest in McConnell Dowell Corporation Limited ("MDC"). The shipbuilding segment consists of Davie Industries Inc. ("Davie"), which was also acquired in March 1996. In addition, the Company has a majority-owned specialty fastener unit in the United States, Unimetric Corporation ("Unimetric"), which accounted for less than 1% of the Company's consolidated revenue during the quarter and six months ended March 31, 1997.

     Since the acquisitions of MDC and Davie occurred at the end of March 1996, comparisons of the results for the current periods with the comparable periods in the prior year are not meaningful. Accordingly, the discussion which follows is focused upon the results of each of the operating businesses for the periods discussed, including any period prior to the acquisition by the Company (the "proforma" information). The proforma results for 1996 include the results of operations of the Company's acquisitions that were made in March 1996 as if they had been included from October 1, 1995. The proforma results are not necessarily indicative of the results that would have occurred if the acquisitions had occurred at the beginning of the periods presented.

RESULTS OF OPERATIONS

     GENERAL

     The following table provides selected financial information from the Company's Consolidated Statements of Operations stated as a percentage of sales for the three months and six months ended March 31, 1997 (the "Current Quarter" and "Current Six Months," respectively) and the three and six months ended March 31,1996 (the "Comparable Quarter" and "Comparable Six Months," respectively). It will be referred to in the discussions that follow the table.

                                                                FISCAL 1997         FISCAL 1996
                                                              ---------------     ---------------
                                                                          6                   6
                                                               Q2       MOS.       Q2       MOS.
                                                              -----     -----     -----     -----
    Sales.................................................    100.0%    100.0%    100.0%    100.0%
    Cost of Sales.........................................     90.6%     90.1%     85.6%     85.3%
    Gross Profit..........................................      9.4%      9.9%     14.4%     14.7%
    S, G & A..............................................     11.3%     10.6%      8.1%      8.9%
    Other Income..........................................      3.0%      1.7%      0.1%      0.2%
    EBIT..................................................      1.4%      1.2%      6.9%      6.8%
    EBT & Minority Interest...............................      0.3%      0.0%      6.9%      6.8%
    Net Income for Common Stock...........................     -0.3%     -0.6%      4.1%      4.0%
    EBITDA................................................      1.9%      2.2%      9.7%      9.9%

     All companies do not calculate EBITDA in the same fashion and the measure as presented in this table may not be comparable to similarly-titled measures reported by other companies. Within Dominion Bridge Corporation however, all subsidiaries calculate EBITDA on a consistent basis.

THREE MONTHS ENDED MARCH 31, 1997

     Sales for the Current Quarter increased 148% to $132.7 million as compared to $53.6 million in the Comparable Quarter. The sales increase of $79.2 million in the Current Quarter over the Comparable Quarter is mainly attributable to the acquisitions of MDC and Davie. Of the sales increase of $79.2 million, $68.4 million (or 86% of the Current Quarter increase) is from the acquisition of MDC on March 29, 1996 and $10.9 million (or 14%) is from the acquisition of Davie on March 31, 1996. The Comparable Quarter does not contain any operations of Davie or MDC. On a proforma Comparable Quarter basis, sales remained relatively flat, increasing slightly from $131.4 million to $132.7 million. This overall increase in sales was achieved despite an $8.0 million decline in DBI sales to $28.7 million due to low demand in its Quebec fabrication division.

     During the Current Quarter, the Company's sales in North America (consisting of DBI, Steen and Davie) increased slightly on a proforma basis but were flat on a reported basis. Sales increased in the Current Quarter over the proforma Comparable Quarter in North America sales by $3.1 million or 5%. The major component of the increase is the pipeline project undertaken by Steen in the Current Quarter. Steen's sales in the Current Quarter increased 53% to $23.9 million. Davie sales, on a proforma basis, increased 42% to $10.9 million. In Asia Pacific, MDC sales for the Current Quarter declined on a proforma basis 2.5% to $68.4 million. At MDC, the decline was attributable to the delay in obtaining regulatory approval to commence its $125 million Queensland pipeline contract that subsequently began in April of 1997.

     In addition, the Company received net proceeds of $10.6 million from the sale of 6,000,000 ordinary shares of MDC, representing 13% of the equity of MDC. After giving effect to the sale, the Company continues to own approximately 65% of the outstanding ordinary shares of MDC, which percentage being approximately equal to the MDC holdings the Company originally intended to acquire. The Company recorded a book gain from the sale of the shares of $3.0 million, which is included in Other Income. Income taxes of $0.75 million have been provided for in the Company's quarterly provision. Twenty (20) institutional investors in Australia, New Zealand, Singapore and Hong Kong acquired the block. The broader distribution of MDC shares is expected to enhance interest and liquidity in MDC stock.

     Based on new business booked and the contract timing of the Company's backlog, the Company projects accelerating sales growth beginning in the earlier portion of the third quarter of fiscal 1997. The Company booked new business in the Current Quarter of $100.4 million, of which $60.6 was in North America and $39.8 million in Asia Pacific. Subsequent to the end of the Second Quarter, the Company announced an additional $26 million pipeline contract in the Republic of Georgia. Significant new business booked in the second quarter included i) a Canadian Coast Guard contract to manufacture a number of 47 foot motorized lifeboats, and ii) an initial $12 million pipeline contract. As of March 31, 1997, the Company's backlog, representing the uncompleted portions of construction and engineering contracts, was $283.5 million, of which $102.1 million was in North America and $181.4 million in Asia Pacific. This compares to a total Company backlog of $321 million at December 31, 1996 and $205.4 million at the end of fiscal 1996. The dollar amount of backlog is not necessarily indicative of the future earnings of the Company related to the performance of such work. Neither does the backlog include services contracts of a recurring nature.

     In addition to backlog, the Company has been successful in generating recurring sales for recurring annual projects and services from existing clients. The Company considers this to be a significant target market and has been successful in increasing the amount of recurring revenue contracts over the past two years. During the Current Quarter, contracts representing recurring work were signed with two major Canadian oil refineries.

     Due to a number of factors, including a change in its mix of business to a substantially greater percentage of construction and engineering, the Company's Current Quarter gross profit margin moved to 9.4% from 14.4% in the Comparable Quarter, a margin level which is closer to the average for the construction and engineering sector. In Asia Pacific, which represented approximately 50% of the Company's Current Quarter sales, the Company achieved a lower rate of gross profit margin when compared to the Company's overall Current Quarter rate of 9.4%, and also lower than the rate in MDC's prior quarter. A principal factor in the lower gross profit margin in Asia Pacific was the decision to recognize a lower rate of profit on a major project which is scheduled for completion in the Third Quarter of 1997 and should result in MDC's gross margin returning to historic levels. Additionally, there was a delay in commencement of its Queensland pipeline contract, which has subsequently commenced in April as well as a number of contracts too early in their stage of completion to recognize profits. The Company's policy is to not record any profit on contracts until they have reached a 25% completion stage. Steen in the Current Quarter improved its gross profit margins over the prior year due to its mix of business, which included material progress on the pipeline project in North America.

     Also, the inclusion of Davie, which represented less than 10% of the Company sales in the Current Quarter, had a negative impact on overall gross profit margins. For the Current Quarter, Davie had a gross profit margin lower than the corporate average and which was substantially lower than its gross profit margin in the First Quarter. The rate of profit that the Company accrues each quarter can vary substantially and is based on many factors. Management is taking steps that, together with the expected short-term duration of the lower gross profit margin in Asia Pacific and Davie, should lead to an improvement in the Company's overall gross profit margin in the Third Quarter of 1997.

     Selling, general and administrative costs increased from $4.3 million in the Comparable Quarter to $14.9 million in the Current Quarter, which represents an increase of 3.2% of period sales to 11.3%. Of the $10.6 million increase in total selling, general and administrative expenses in the Current Quarter over the Comparable Quarter, $5.8 million (55%) and $2.0 million (19%), respectively, were from the inclusion of MDC and Davie. The remaining $2.8 million (26%) increase is from increases in the costs and scope of corporate overhead. At its other North American subsidiaries in the Current Quarter as compared to the Comparable Quarter, there was a net decrease in selling, general and administrative costs. DBI reduced its selling, general and administrative expenses by $0.8 million to $2.8 million while Steen's selling, general and administrative expenses, reflecting the start of the North American pipeline contract, increased by $0.4 million to $1.4 million.

     The net increase of selling, general and administrative costs at corporate in the Current Quarter over the Comparable Quarter was $2.5 million, and reflected primarily the scope and size of corporate operations including legal, accounting and administrative expenses associated with increasing globalization of the Company's operations. Also, executive bonuses relating to two years were paid in a lump sum in the Current Quarter. In the Current Quarter at DBI, Steen and Davie there were increased marketing costs to increase sales in the Canadian and North American markets. These expenditures have begun to provide returns, with the Company having contract proposals outstanding in North America at the end of the Second Quarter in excess of $700 million, which for Davie includes expansion or construction of three major offshore semi-submersible oil platforms.

     Other Income increased significantly in the Current Quarter to $4.0 million. Primarily, the increase was from the sale by the Company in March of 6,000,000 shares of the ordinary shares of MDC at Au $2.25 to Asia Pacific investors for which it had a $3.0 million pre tax gain. With this sale of MDC shares, the Company reduced its ownership of MDC to its original target of 26 million shares or 65% of the ordinary stock outstanding. A tax provision of $0.75 million on the gain from the sale is included in the Company's tax provision for the Current Quarter.

     Income from the operations of joint ventures primarily represents the Company's interest, through Steen, in the joint venture that is providing project construction management service and procurement to the offshore drilling platform in the Hibernia oil field off the coast of Newfoundland. The decrease in the Company's earnings from the joint venture for the Current Quarter as compared to the Comparable Quarter reflects that the project should be completed by the end of calendar 1997, the Company's first quarter of fiscal 1998. The termination of the joint venture at the conclusion of the contract is not expected to result in any expenses to the Company. Management continues to seek additional offshore drilling projects being planned to replace this stream of income.

     During the Second Quarter, each of the Company's operating subsidiaries and divisions operated profitably except Davie and DBI. Davie and DBI continue to be negatively impacted with losses in their Quebec fabrication operations. While the Quebec construction services division is profitable, the economy in Quebec remains weak, and steps have been taken to restore DBI to profitability. Davie is on track with its restructuring plan that was implemented at the time of the acquisition. Management, as previously noted, has initiated sales and marketing programs while concurrently reducing certain expenses in Quebec to achieve a lower break-even level. The steps to restore profitability include integrating DBI and Steen construction operations, which should result in i) increased operational and marketing efficiencies, ii) reduced total and relative selling, general and administrative expenses, and iii) substantial enhanced financial control, financial planning and cash management. The Company's U.S. commodity fastener business, which lost money in fiscal 1996, was discontinued during the First Quarter. Its remaining operation, Unimetric that specializes in fastener high value-added manufacturing, was profitable in the Current Quarter.

     The Company's interest expense of $1.5 million in the Current Quarter is due to the interest cost and amortization of financing fees incurred in connection with the $30 million credit facility from BTCC, which was used to partially finance the acquisition of 77.4% of MDC. Both the cash interest cost and amortization of deferred debt issue costs are expected to be reduced substantially for the Company's third quarter ended June 30, 1997 through the repayment of $15 million of the outstanding loan facility and the completion of the issue costs amortization at April 30, 1997. This facility did not exist during the Comparable Quarter.

     The Company's provision for income taxes primarily reflects the incurrence of taxable income and losses in different international tax jurisdictions. This precluded obtaining the tax benefits of the Company's losses to offset the tax burden of its profitable subsidiaries as well as for the taxable gain on the sale of the MDC shares. The Company did not recognize all of the income tax benefits from the losses incurred in the Current Quarter.

     During the first three months of fiscal 1997, the remaining $8.5 million of TCI preferred shares were converted by the holders into Company common stock according to a specified formula. As a result no further preferred dividends were paid in the Current Quarter. The minority interests attributable to common stock of $0.1 million, and the increase of $0.1 million in the Current Quarter is attributable to the 22.6% of MDC not owned by the Company, and which increased to 35% in March 1997 when the Company sold a portion of its holdings in MDC. The minority interest attributable to common stock in the Comparable Quarter was attributable to the 25% of Steen owned by minority shareholders before their interest was purchased effective March 31, 1996.

     Exchange rates used in this discussion for the translation of financial results for the Current Quarter and the Comparable Quarter from Canadian to U.S. dollars were Cdn $1.00 equals US $0.74 and US $0.73, respectively. For the Current Quarter, the Australian dollar was converted to US dollars at the exchange rate of A $1.00 equals US $0.789. For the Current Quarter, the Company incurred an additional cumulative currency translation loss of $0.23 million, and now has a Cumulative Currency Translation Loss of $0.9 million, which has been deferred as part of shareholders' equity.

SIX MONTHS ENDED MARCH 31, 1997

     Sales for the Current Six Months increased 145% to $257.5 million as compared to $105.0 million in the Comparable Six Months. The $152.6 million total increase in sales growth in the Current Six Months over the Comparable Six Months is wholly attributable to the acquisitions of MDC and Davie. Of this sales increase of $152.6 million, $130.7 million (86%of the Current Six Months increase) is from the acquisition of MDC on March 29, 1996 and $22.9 million (or 14%) is from the acquisition of Davie on March 31, 1996. During the Current Six Months, the Company's sales from its continuing operations in North America remained constant.

     In comparison to the proforma Comparable Six Months, Company sales in the Current Six Months period declined $12.3 million. While sales in North America in the Current Six Months increased $4.6 million or 3.8% to $126.9 million, revenues in Asia Pacific declined $16.8 million to $130.7 million due primarily to the delay of a major pipeline project. In North America, DBI sales of $64.2 million for the Current Six Months were $11.1 lower than the Comparable Six Months while Steen and Davie had increases of $10.1 million and $5.5 million, respectively. Primarily, DBI continues to suffer in its Quebec fabrication division from the region's weak economy.

     Due to a significant shift in its mix of business to construction and engineering, the Company's Current Six Months gross profit margin moved closer towards the industry average of that sector, namely to 9.9% from 14.7%. For the Company's Current Six Months, MDC represented 50% of the Company's sales and its gross profit margin was slightly higher than the overall corporate average. Management has initiated steps, including an integration of construction operations at DBI and Steen, which should lead to improvement in its gross profit margins beginning in the third quarter of fiscal 1997. The inclusion of MDC as opposed to Davie for the Current Six Months was positive as MDC had gross profit margins higher than the corporate average in the Current Six Months.

     In addition, the Company received net proceeds of $10.6 million from the sale of 6,000,000 ordinary shares of MDC, representing 13% of the equity of MDC. After giving effect to the sale, the Company continues to own approximately 65% of the outstanding ordinary shares of MDC. The Company recorded a book gain from the sale of the shares of $3.0 million, which is included in Other Income. Income taxes of $0.75 million have been provided for in the Company's six months tax provision.

     Selling, general and administrative costs increased from $9.4 million in the Comparable Six Months to $27.3 million in the Current Six Months, which represents an increase of 1.7% of sales to 10.6%. Of the $17.9 million increase in total selling, general and administrative expenses in the Current Six Months, $10.7 million and $1.2 million, respectively, were from the inclusion of MDC and Davie. For the Current Six Months, DBI reduced its selling, general and administrative expenses by $1.0 million to $5.5 while Steen's increased $0.2 million to $2.3 million. The increase at Steen is primarily attributable to the commencement of its pipeline contract in North America. The remaining $7.2 million increase in selling, general and administrative expenses for the Current Six Months period reflected primarily the scope and size of corporate operations including legal, accounting and administrative expenses associated with increasing globalization of the Company's operations.

     Additionally, there were increases in marketing costs expended in the Current Six Months by DBI, Steen and Davie to expand their sales in their North American markets. These expenditures have begun to provide returns, with the December 1996 announcement of the Canadian pipeline contract and over $700 million of contract proposals outstanding on March 31, 1997.

     Income from the operations of joint ventures primarily represents the Company's interest, through Steen, in the joint venture that is providing project construction management service and procurement services to the offshore drilling platform in the Hibernia oil field off the coast of Newfoundland. The decrease in the Company's earnings from the joint venture for the Current Six Months as compared to the Comparable Six Months reflects that the project should be completed by the end of calendar 1997, the Company's first quarter of fiscal 1998. Although there can be no assurance of success, management continues to address additional offshore drilling projects being planned to replace this stream of income.

     Each of the Company's operating subsidiaries and divisions operated profitably in the Current Six Months period except Davie and DBI. Although its Construction Services division in Quebec is profitable, DBI continues to be negatively impacted by its Quebec fabrication operations. Davie is on track with its restructuring plan that was implemented at the time of the acquisition. The economy in Quebec remains weak, and steps have been taken to restore DBI to profitability. Management, as previously noted, has initiated sales and marketing programs while concurrently reducing expenses in Quebec to achieve a lower break even sales level. The steps to restore profitability include integrating DBI and Steen operations, which should result in i) increased operational and marketing efficiencies, ii) reduced total and relative selling, general and administrative expenses, and iii) substantial enhanced financial control, financial planning and cash management The Company's fastener operations lost $1.5 million in fiscal 1996. The U.S. commodity fastener business was discontinued during the first three months of fiscal 1997. Its remaining operation, Unimetric which specializes in high value added manufacturing, was profitable in the Current Six Months period.

     The Company's interest expense of $2.9 million in the Current Six Months is due to the interest cost and amortization of financing fees incurred in connection with the $30 million credit facility from BTCC, which was used to partially finance the acquisition of MDC. Both the cash interest cost and amortization of deferred debt issue costs are expected to be reduced substantially for the Company's third quarter ended June 30, 1997 through the repayment of $15 million of the outstanding loan facility and the completion of the issue costs amortization at April 30, 1997. This facility did not exist during the Comparable Six Months.

     The Company did not recognize all of the income tax benefits from the losses incurred in the Current Six Months. This was due to the incurrence of taxable income and losses in different international tax jurisdictions. This precluded obtaining the tax benefits of the Company's losses to offset the tax burden of its profitable subsidiaries as well as the taxable gain on the sale of the 6,000,000 MDC ordinary shares.

     The minority interests attributable to common stock of $0.373 million, and the increase of $0.362 in the Current Six Months is attributable to the 22.6% of MDC not owned by the Company, and increased during the latter part of the Current Six Months to 35%. The minority interest attributable to common stock in the Comparable Six Months was attributable to the 25% of Steen owned by minority shareholders before their interest was purchased effective March 31, 1996.

     Exchange rates used in this discussion for the translation of financial results for the Current Six Months and the Comparable Six Months from Canadian to U.S. dollars were Cdn $1.00 equals US $0.74 and US $0.73, respectively. For the Current Six Months, the Australian dollar was converted to US dollars at the exchange rate of A $1.00 equals US $0.78. For the Current Six Months, the Company incurred an additional cumulative currency translation loss of $0.25 million, which has been deferred as part of shareholders' equity.

LIQUIDITY AND CAPITAL RESOURCES

     The Company's principal sources of liquidity have been proceeds from seller financing provided in connection with the Company's acquisitions and the private placement of equity securities, bank financing and cash from operations.

     During the fiscal year ended September 30, 1996 ("Fiscal 1996"), the Company issued $24.2 million of preferred shares of its subsidiary, Cedar Group
(TCI) Inc., LLC, ("TCI"), through an offshore private placement, and obtained a $30 million credit facility from BT Commercial Corporation, an affiliate of Bankers Trust Company ("BTCC"). The proceeds, net of issuance costs of approximately $4.0 million, were used to fund the $40.2 million acquisition of MDC, approximately $4.7 million to partially retire the outstanding minority interest preferred shares in DBI, and $5.0 million to repay a prior bridge loan from BTCC which partially funded the Steen acquisition. The balance of approximately $0.3 million was added to working capital. The TCI preferred shares paid cash dividends at the rate of 6% per annum. The TCI Preferred Shares became convertible into the Company's common stock, beginning May 31, 1996, at a conversion price equal to 12% less than the market price of the common stock during the five trading days prior to conversion if converted prior to June 30, 1996, or 15% less than the market price of the common stock during the five trading days prior to conversion, if converted thereafter. There was no minimum conversion price. All TCI preferred shares outstanding on the maturity date of October 31, 1998 were to automatically convert into shares of common stock of the Company at a price equal to 15% less than the weighted average price of the Company's shares traded on NASDAQ during the 20 previous trading days. As of the end of Fiscal 1996, $7.3 million of the preferred shares remained outstanding and $16.9 million had converted into 7,994,606 shares of the Company's common stock. During the first three months of Fiscal 1997, the remaining outstanding balance of the TCI preferred shares were converted into 3,971,126 shares of the Company's common stock.

     The Company's credit facility with BTCC (the "Facility") had an outstanding balance of $20 million as of March 31, 1997. Amounts outstanding under the Facility bear interest at (i) the greater of 1.5% per annum above the prime rate announced from time to time by Banker's Trust Company or 0.5% above the federal funds rate established from time to time by the Federal Reserve Bank of New York; or (ii) at a rate equal to 2.5% above the London Interbank Offered Rate for a period of up to six months, at the election of the Borrower. The original maturity date for the loan was April 30, 1997; however, on April 29, 1997 the Company and BTCC entered into an agreement to extend the maturity date of $15 million to January 31, 1998. The Facility is secured by the pledge of the shares in the operating subsidiary companies and under its agreement of April 29, BTCC released its lien on the North American capital and operating assets. Both the extension and lien release by BTCC were predicated upon the Company reducing its borrowings to $15 million on or before May 7, 1997, which condition was timely met. The Facility agreements provide for an acceleration of the maturity date in the event of an "Event of Default" (as such term is defined in the Facility agreements). An Event of Default includes failure to pay when due any installment of interest on or principal of the Facility and any failure to observe the covenants provided in the Facility agreements, including certain financial covenants.

     During the Current Quarter, the Company sold 6,000,000 ordinary shares of MDC for net proceeds of $10.6 million, of which $10 million was paid to BTCC to reduce the principal balance of the facility.

     MDC has a revolving credit facility of $28 million which management believes is adequate for its current level of operations. The Company's other subsidiaries in North America rely upon cash on hand, trade payables and customer advances for working capital. Due to restrictions under the BTCC Facility, these subsidiaries were precluded from drawing on their normal operating lines of credit. A key priority for the Company in refinancing or amending the BTCC Facility was to obtain an adequate working capital facility for the Company's North American operating subsidiaries. In addition, MDC will require additional working capital facilities in the near future to meet its expanded business. The Company is exploring a range of financing options, which could include public or private debt, or equity financing. There can be no assurance that such financing will be available, or if available, will be available on terms attractive to the Company.

     During the Current Six Months, the Company's operations generated cash in the amounts of $0.2 million and during the Comparable Six Months used $4.1 million. For the Current Six Months, the uses of cash in operations were primarily for the increase in the Company's inventories and a decrease in its accounts payable. These operating uses of cash were offset by the generation of cash from a reduction in the Company's accounts receivable, an increase of customer advances, non-cash expenses including depreciation and amortization, and cash distributions from its joint ventures. The $10.4 million gain from the sale of 6,000,000 shares of MDC was the primary source of cash from investing activities.

     Until the Company successfully completes a credit arrangement for an operating line of credit, the Company will rely on its working capital to finance operations. The level of working capital may adversely impact the Company's competitive position in bidding for new work. Management is in preliminary negotiation with several potential sources of replacement financing and believes it will be able to conclude its refinancing in the Third Quarter, although there can be assurance to this effect.

     In its normal course of business, the Company may be investing in inventories and have amounts due from its customers that it cannot finance through a combination of customer advances and accounts payable. The working capital financing previously discussed will be used by the Company to augment its own internal resources to finance these working capital requirements. DBI, Steen and MDC were each committed to various infrastructure projects that were net users of cash at the previous year-end. Several of these major projects have commenced to reverse the net cash investment and the Company is scheduled to produce net positive cash flows from changes in working capital accounts over the remainder of fiscal 1997. Additionally, certain types of projects may require a short period of cash investment which depending on the amount of cash investment, the Company may make specific financing arrangements.

     In addition to efforts to improve the efficiency of the management of its working capital accounts to reduce cash requirements for its growth, the Company has instituted several significant business initiatives to improve the operating cash flow. The Company has shut down during the first quarter its commodity fastener business and made Unimetric profitable to eliminate the $1.5 million operating loss incurred in Fiscal 1996. The Company has liquidated a majority of its commodity fastener inventory and has written down its balance of inventory to its estimated realizable amount and has eliminated its remaining commodity fastener real estate obligations. The Company has also initiated plant and administrative staff reductions in its DBI operations to achieve operating cost savings and benefit from rationalization of operations with those of Steen. The Company has initiated its business plan at Davie to focus on running the operation profitability.

     During the Current Six Months, the Company invested $8.5 million in capital expenditures, of which $5.3 million was made in the Current Quarter. The substantial majority of these expenditures was made in Asia Pacific and reflects necessary equipment for the commencement of new contracts.

     At year end, the Company had approximately $68 million of claims which it expects to settle in the normal course of business. This potential gain is not reflected in the Company's balance sheet and although in the past, the Company has been successful in settling most claims positively, these is no assurance that any of these claims may be realized in the future.

     In connection with the Company's acquisition of Davie, the Company received $18.5 million in cash from Societe Generale de Financement ("SGF"), the industrial finance arm of the Government of Quebec, which it committed to an investment program at Davie in accordance with the expansion plan proposed by the Company for Davie at the time of acquisition. As of March 31, 1997, the Company had invested $9 million of this requirement. The Company also agreed to use its best efforts to obtain up to $45 million in additional financing for Davie, which SGF has agreed to match on the basis of $1 for each $3 in additional investment. There are no penalties if the Company is unable to meet this requirement.

     The Company is subject to a risk of claims for construction and product liability. If a liability claim exceeding the Company's insurance coverage or its own available resources was to be successfully asserted against the Company, it could have a material adverse effect on the Company's financial condition. The Company has general liability insurance of approximately $5 million per occurrence, with a maximum of $5 million of claims payable during any policy year. There is no assurance that such coverage will be sufficient to fully insure against claims brought against the Company and its subsidiaries, or that the Company will be able to maintain such insurance at affordable rates or obtain additional insurance covering the products. At the current time, the Company has no product liability claim outstanding.

     The Company's sureties limit the annual amount of new bid and performance bonds available to the Company. Each year this limit has increased commensurate with the increase in the growth of the Company's sales. While the limitation did not restrict the Company's ability to secure new work in the Current Quarter, and the Company had substantial unused capacity at the end of the Current Quarter, there could be circumstances where the limitation might influence the selection of prospective projects.

                          PART II -- OTHER INFORMATION

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

     1. By complaint dated November 7, 1995, certain shareholders of the Company (the "Plaintiffs") brought a shareholders derivative suit in the Chancery Court of the State of Delaware against the Company and Michel L. Marengere, Micheline Prud'homme, and Rene Amyot, individually. The complaint alleged certain interested and self-dealing transactions by Mr. Marengere. The parties have settled the suit pursuant to a stipulation of settlement, which provides for (i) the repayment to the Company, prior to March 31, 1997, of certain loans to affiliates of Mr. Marengere; (ii) the guarantee by a company controlled by Mr. Marengere of certain payments owed to the Company by the purchasers of Edinov, a former subsidiary of the Company; (iii) an agreement that no further interest free loans may be made to Mr. Marengere; (iv) an agreement that all future transactions not in the ordinary course of business between the Company and Mr. Marengere be subject to independent director approval; and (v) payment of attorney's fees in the amount of $140,000. The loans referred to above were repaid in fiscal 1996. The settlement was approved by the Chancery Court on January 24, 1997.

     2. By letter dated July 24, 1996, United Dominion Industries Limited ("UDI"), the former owner of DBI, has indicated that it intends to seek indemnification from the Company and from DBI, with regard to legal proceedings instituted against UDI by Loblaws Inc. in the Supreme Court of Newfoundland. The proceedings are based on the collapse of the roof of a building owned by Loblaws Inc.

     The complaint seeks unspecified damages. DBI has informed UDI that neither itself nor the Company are liable towards UDI in this matter. The Company has not yet been served with court papers as of the date of this Quarterly Report.

     3. IPCO International has commenced legal action in Thailand seeking damages against the Thai company Si Chang Thong (as first defendant) and MDC's Thailand subsidiary (as second defendant) in connection with alleged infringements of intellectual property rights of IPCO International relating to the construction of the Si Chang Thong Island Deep Sea Terminal and Tank Farm in Thailand. MDC believes these allegations are baseless and are being vigorously defended.

     4. On or about November 18, 1996 (but not served on the Company until December 9, 1996), James B. Smith commenced a purported class action securities lawsuit in the United States District Court for the Eastern District of Pennsylvania against the Company and Messrs. Marengere and Matossian individually. The complaint seeks unspecified damages for the persons who traded in the Company's common stock during the period commencing on April 20, 1995 and ending on May 18, 1996. The action alleges that during the class period the Company issued misleading press releases and reports to the Securities and Exchange Commission in that the Company failed to disclose allegations made by a former disgruntled employee regarding DBI's accounting practices, bonding capability and contracts in connection with his action against the Company for constructive dismissal. On December 12, 1996 the Company filed an answer denying the allegations, and strongly affirms that the allegations, both by Smith and the former employee, are entirely without merit.

     5. By complaint dated July 18, 1995, Paul Kandola, a former employee of DBI, commenced an action in Quebec Superior Court against UDI, seeking Cdn$352,933 in severance payments under his employment agreement. On September 11, 1995, UDI filed an action in warranty against DBI seeking indemnification for any payments which may be required in this matter.

     By complaint dated August 4, 1995, Kandola filed an action in Quebec Superior Court against DBI for constructive dismissal seeking damages in the amount of Cdn$490,901.92.

     The Company has answered these complaints denying liability and intends to vigorously defend the actions.

     6. By complaint dated February 24, 1997, the Company commenced an action in Quebec Superior Court against Steinar Knai, a former executive of the Company, DBI and Steen, for misappropriation of corporate property. On March 14, 1997, Knai answered the complaint and made a cross demand against the Company in the amount of Cdn$1.5 million for defamation. The Company intends to vigorously pursue it's action and defend itself against Knai's cross demand, the whole subject to arbitration.

     7. On March 13, 1997, Privateinvest Bank AG (Privatinvest), an investor in this private placement of the TCI Preferred Shares, filed a Statement of Claim in the Superior Court for the District of Montreal against the Company's subsidiary, TCI seeking recission of its investment in the preferred shares of TCI on the basis of the Company's alleged failure to deliver the correct number of shares of common stock of the Company upon conversion of the TCI preferred shares. Alternatively, Privatinvest seeks $445,849 plus interest reflecting the value of shares not received in time as alleged by Privatinvest. The Company believes it honored the terms of the TCI preferred shares and intends to vigorously defend this action. The Company is not required to file immediately a defence since that the defendants were ordered to deposit a sum of money in order to guarantee the payment of court costs in the event that the complaint is dismissed.

     8. By complaint dated January 31, 1997 and filed with the courts of Newfoundland. International Offshore Services Group Inc. and Ocean Management And Trading Company Ltd, both former consultants to the Company, are claiming Cdn $973,000 for purported unpaid retainer fees, success fees and finders fees. The Company intends to vigourously defend this action, since no agreement or understanding has ever taken place with respect to the payment of such fees.

ITEM 2.   CHANGES IN SECURITIES

     None

     During the Quarter, the Company issued common stock in exchange for services to non U.S. citizens. These shares were exempt from registration under the Securities Act by virtule of Regulation S and Regulation D under the Securities Act of 1993.

ITEM 3.   DEFAULTS UPON SENIOR SECURITIES

     None.

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     The Company held its Annual Meeting of Stockholders on February 28, 1997.

     The following actions were taken:

     1) The following directors were elected to serve on the Board of Directors until the expiration of their term at the 2000 Annual Meeting and until their respective successors shall be elected and qualified. Tabulated voting results were as follows:

        Michel L. Marengere (For- 23,934,635; Withheld- 819,222) Louis Berlinguet (For- 23,947,435; Withheld- 806,422)

     2) Approval of Deloitte & Touche as the independent auditing firm for the Company for the fiscal year ending September 30, 1997.

        Votes For- 24,627,996; Votes Against- 73,552 Votes Abstained- 52,309

     At a Board of Directors meeting following the Annual Meeting of Shareholders, Mr. Marengere was reelected Chairman and Chief Executive Officer.

     At a subsequent Board of Directors meeting, Messrs. Ladislas Rice and Andrew Choa and Dr. Nicholas Matossian were elected to the Board of Directors.

ITEM 5.   OTHER INFORMATION

     None.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

     (a)  Exhibits

    EXHIBIT NO.                               DESCRIPTION
    -----------     ----------------------------------------------------------------
     4(a)           Amendment and Extension Agreement Among the Company, Certain of
                    its Subsidiaries, and BT Commercial Corporation.
    11              Statement Re: Computation of Per Share Earnings
    27              Financial Data Schedule.

     (b)  Reports on Form 8-K

     None.

                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Form 10-Q to be signed on its behalf by the undersigned, thereunto duly authorized.

DOMINION BRIDGE CORPORATION

By: /s/ MICHEL L. MARENGERE                                             Dated: May 12, 1997
    Michel L. Marengere
    Chairman of the Board
    Chief Executive Officer
    (Principal Executive Officer)
By: /s/ ROBERT CHARTIER                                                 Dated: May 12, 1997
    Robert Chartier
    Vice President and Interim Chief
    Financial Officer
    (Principal Financial
    and Accounting Officer)

                                   EXHIBIT INDEX

    EXHIBIT NO.                               DESCRIPTION
    -----------     ----------------------------------------------------------------
    11              Statement Re: Computation of Per Share Earnings.
    27              Financial Data Schedule.