Form 10-K/A
period 1996-09-30
DOMINION BRIDGE CORP
filed 1997-06-16
CIK 854859

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                  FORM 10-K/A1


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


         SHIP CONSTRUCTION, REPAIR, DESIGN AND INDUSTRIAL PRODUCTION


         DAVIE INDUSTRIES INC. On April 24, 1996, but effective March 31, 1996, the Company purchased from Societe Generale de Financement ("SGF") 100% of the common stock of Davie Industries in a privatization transaction. SGF is the industrial finance arm of the Government of Quebec. Under terms of the transaction, the Company purchased for Cdn $1.00 (one dollar) all of the common stock of Davie and SGF assumed all the current and contingent liabilities on the date of acquisition, including Davie's accumulated working capital deficit. On May 15, 1996, SGF invested an additional Cdn $25.0 million (US $ 18.5 million) to fund capital expenditures and provide Davie with working capital over the next two years in accordance with the business plan adopted by the Company and SGF. SGF has also agreed to invest in Davie up to another Cdn $25.0 million at a rate of Cdn $1.00 for each Cdn $3.00 invested by the Company for expenditures under Davie's development plan. The Company has agreed to invest over a three year period from the effective date of acquisition Cdn $45 million to modernize Davie's facilities under the Davie development plan, subject to financial market conditions and the conditions in the potential product markets identified in the business plan. There is no prescribed financial penalty or impact on the ownership of Davie if the Company were to fail to make the agreed upon investment.


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


         SPECIALTY FASTENERS


         UNIMETRIC INC. The Company acquired 70% of the shares of Unimetric on April 26, 1994. The purchase price was $1.0 million, consisting of a cash payment of $0.6 million, issuance of 88,968 shares of the Company's common stock and a $0.2 million cash purchase of Unimetric 4% non-cumulative, non-voting preferred shares. Approximately $0.9 million of indebtedness due to AHG by Unimetric was converted into 4% non-cumulative, non-voting preferred shares. The Company subsequently purchased the preferred shares of Unimetric from AHG by issuing 338,033 shares of its common stock. AHG, the minority shareholder of Unimetric, has advanced $485,000, which is being repaid from the sales of aerospace fasteners.


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


FOR THE FISCAL YEARS ENDED              9/30/96          9/30/95          9/30/94
                                                       ($THOUSANDS)
SALES BY BUSINESS SEGMENT
Engineering & Construction (1)         $ 336,599        $ 150,996        $  58,181
Shipbuilding and Maintenance (2)       $  21,729               --               --
Specialty Fasteners                        4,296            4,754            4,842
Divested Business                             --               --            4,936
         Total Revenues                  362,624          155,750           67,959

OPERATING INCOME (LOSS)

Engineering & Construction (1)         $   2,611            3,246              860
Shipbuilding and Maintenance (2)            (131)              --               --
Specialty Fasteners                       (1,467)          (1,316)            (574)
Divested Business                           --               --                380
Segment Operating Income                   1,013            1,930              666
Corporate Expenses                        (5,030)          (1,020)            (109)
Interest                                  (2,104)            (406)            (341)
Other income                               1,134            1,236              767
Income from operations of joint
  ventures                                 2,189            2,165               --
Income Tax provision                        (574)          (1,693)            (300)
Minority interest - common stock          (1,667)            (122)             (19)
Minority interest - cash dividends on
  preferred shares                          (645)             (70)            (248)
Minority interest - deemed dividends on
  preferred shares                        (4.260)              --               --

TOTAL ASSETS

Engineering & Construction (1)         $ 224,912        $  79,400        $  52,990
Shipbuilding and Maintenance (2)          28,655               --               --
Specialty Fasteners                        4,275            5,503            5,150
Total Assets                             257,842           84,903           58,140

             GEOGRAPHIC SEGMENTS             NORTH                    ASIA
                     FISCAL 1996           AMERICA                 PACIFIC
        Assets                             123,339                 134,503
        Sales                              227,101                 135,523
        Segment Operating Income (Loss)     (5,656)                  6,669

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


         EMPLOYEES. As of the date of this Report, DBI, Steen and MDC employed in the aggregate approximately 6,176 persons, of which approximately 50% are members of a labor union. DBI (Lachine), with its approximately 300 employees, has a collective bargaining agreement in place until October 1997. DBI's Manitoba operations, with its approximately 40 employees, has a collective bargaining agreement in place until March 1997. Of the 405 Steen employees, approximately 326 are hourly staff employees which are covered by a general construction agreement, by each of their respective trades, to which Steen is a signatory. The general construction agreements cover all aspects generally found in collective bargaining agreements. Neither DBI nor Steen have suffered any work stoppages during the last five years and the Company believes their labor relations to be amicable.



         ENVIRONMENTAL. The infrastructure, engineering and construction business is subject to local environmental laws in the locations in which it conducts operations, with which the Company is in material compliance. Compliance with such laws has not had a material impact on the Company's historic results of operations, earnings and competitive position and are not expected to require material capital expenditures or expenses.


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


         MDC operates from premises in Australia, New Zealand, Thailand, Singapore, Hong Kong, Dubai, Malaysia and Indonesia. MDC also operates in seventeen other countries on a project or joint venture basis. The locations in Australia, New Zealand, Singapore, Thailand and Dubai include significant plant repairs and storage yard facilities which allow MDC to service its regional construction equipment requirements to undertake its various construction projects.


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



DESCRIPTION OF FASTENERS BUSINESS



         Historically the Company has owned three subsidiaries in the specialty fastener business including Unimetric, which is 70% owned. Unimetric is engaged in the manufacturing of specialty fasteners for the industrial and aerospace markets, and has been working to broaden its product line. At fiscal year end, Unimetric's backlog was up substantially over the prior fiscal year due to an automotive order. The other two subsidiaries are engaged in the importation and distribution of standard industrial fasteners, a highly competitive market. In the fourth quarter of Fiscal 1996, management of the Company decided to close the commodity fastener business due to the need to focus resources on its core business and due to continued losses. The financial statements do not reflect any gain or loss as a result of such decision because any gain or loss is not expected to have a material impact on the Company's financial condition or results of operations.



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


         1. The Company commenced an action against Stelco Inc. on December 20, 1994 in The Ontario Court to obtain a declaration that it is the rightful owner of 75% of the common shares of Stelco Fasteners Ltd. and for damages as a result of a dispute that arose between the parties in connection with the Company's acquisition of 75% of the common shares of Stelco Fasteners Ltd., a company owned by Stelco Inc. The Ontario Court (General Division) denied the Company's claim in a judgment released on December 21, 1995. On January 19, 1996 the Company filed a notice of appeal with the Ontario Court of Appeal from the decision of the Ontario Court General Division, which was denied on November 13, 1996. Under the Court's order the Company is potentially liable for Stelco's court costs. The Company and Stelco are engaged in discussions with regard to the settlement of the claims each may have against the other. These discussions contemplate the Company releasing Stelco from management fees owed to it in exchange for a mutual release of liability. In the financial statements for fiscal 1996, the Company has written off Cdn $300,000 ($222,000) of such fees.


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


         6. By complaint dated July 18, 1995, Paul Kandola, a former employee of DBI ("Kandola"), commenced an action in Quebec Superior Court against UDI, seeking Cdn. $352,933 in severance payments under his employment agreement. On September 11, 1995, UDI filed an action in warranty against DBI seeking indemnification for any payments which may be required in this matter.



         By complaint dated August 4, 1995, Kandola filed an action in Quebec Superior Court against DBI for constructive dismissal seeking damages in the amount of Cdn. $490,901.92.



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

ITEM 6.  SELECTED FINANCIAL DATA.


YEAR ENDED SEPTEMBER 30                               1996          1995          1994          1993           1992
                                                      ----          ----          ----          ----           ----
Net Sales                                          362,624       155,750        67,959         7,003          4,950

Income (loss) from continuing operations            (9,944)        2,020           416          (240)          (239)

Income (loss) from continuing operations
per common share:
   Primary                                            (.55)         0.14          0.05         (0.07)         (0.10)
   Fully Diluted                                        --(1)       0.11          0.03         (0.07)         (0.10)

TOTAL ASSETS                                       265,247        96,399        72,178         9,774          4,534

Long-term obligation and redeemable                  5,764         1,760           518           454             95
preferred stock

Cash dividend declared per common                        0             0             0             0              0
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


         The Company has substantially reduced its industrial fastener operations. During fiscal 1994, the Company divested its Canadian commodity fastener distribution businesses that had been carried on by Edinov and its subsidiaries. The divestiture was completed on December 22, 1994 (effective July 1, 1994) and the Company sold all of the shares that it held in Edinov, which owned all of the shares of George Hegedus Enterprises Ltd., Atto-Renaud Industries Inc. and Specialty Fasteners Ltd. During the fourth quarter of fiscal 1996, the Company decided to close its industrial fastener importation and distribution businesses as part of its ongoing effort to focus on its core business, to reduce costs and to return its industrial fasteners segment to profitability. As of the date of this Report, the only operations of this segment are those of Unimetric, which include the custom fabrication of industrial fasteners and specialty steel fasteners for the aerospace and automotive industries.

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

                                FISCAL 1996       FISCAL 1995        FISCAL 1994
                                -----------       -----------        -----------
Sales                              100.0%            100.0%             100.0%
Cost of Sales                       90.4%             89.5%              87.3%
Gross Profit                         9.6%             10.5%              12.7%
Selling, General &                  10.7%              9.9%              11.9%
Administrative
Income from Operations              (0.5%)             2.0%               0.8%
Income before Income                (0.8%)             2.5%               1.4%
Taxes and Minority
Interests
Net Income                          (2.7%)             1.3%               0.6%

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


         The Canadian segment operating income declined significantly from fiscal 1995 to fiscal 1996 as a result of the accrual in fiscal 1996 of estimated losses on certain contracts; by contrast several large, profitable contracts were completed which positively affected operating income in 1995. The significant decline in operating income was not a result of varying operating conditions of the Company, but rather the direct result of the outcome of certain contracts completed in the different fiscal periods.


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


         The increase in preferred dividends paid in fiscal 1996 was from the issuance of the Company's 6% cumulative preferred stock through its Cedar Group
(TCI) Inc. LLC subsidiary ("TCI"), which were converted into Company common stock according to a specified formula. The conversion entitled the TCI preferred shareholders to convert their shares into common stock of the Company at a discount to market. This beneficial conversion feature has been accounted for as additional paid-in-capital, to reflect the paid-in-capital account at the fair value of the shares issued and a deemed dividend to the TCI preferred shareholders. During fiscal 1996, the Company issued $24.2 million of the TCI preferred stock, and at year end, only $8.5 million remained to be converted to common stock by the holders. The remaining preferred were converted into the Company's common stock during the first quarter of fiscal 1997. The minority interests attributable to common stock of $1.7 million, and the increase of $1.5 million over Fiscal 1995, is attributable to the 22.6% of MDC not owned by the Company. A small portion was attributable to the 25% of Steen owned by minority shareholders before their interest was purchased effective March 15, 1996.


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

         The Company issued during fiscal 1996 $24.2 million of preferred shares of its subsidiary, TCI, by way of an offshore private placement, and obtained a $30.0 million credit facility from BTCC. The proceeds, net of issuance costs of approximately $4.0 million, were used to fund; the $40.2 million acquisition of MDC, approximately $4.7 million to partially retire the outstanding minority interest preferred shares in DBI, $5.0 million to repay the BTCC Steen acquisition bridge loan and the balance of approximately $0.3 million was added to working capital. The TCI preferred shares paid cash dividends at the rate of 6% per annum. The TCI Preferred Shares became convertible into the Company's common stock, beginning May 31, 1996, at a conversion price equal to 12% less than the market price of the common stock during the five trading days prior to conversion if converted prior to June 30, 1996, or 15% less than the market price of the common stock during the five trading days prior to conversion, if converted thereafter. There was no minimum conversion price. All TCI preferred shares outstanding on the maturity date of October 31, 1998, were to automatically convert into shares of common stock of the Company at a price equal to the weighted average price of the Company's shares traded on NASDAQ during the 20 previous trading days. The implicit beneficial conversion feature of 15% discount to market on the $24.2 million of TCI preferred shares issued (2,840,209 shares) resulted in a deemed dividend of $4.3 million being charged to net income. As of the end of the fiscal year, 858,826 of the preferred shares remained outstanding and 1,981,383 shares had converted into 7,994,606 shares of the Company's common stock. During the first quarter of fiscal 1997, the remaining outstanding balance of the TCI preferred shares were converted into 3,686,704 shares of the Company's common stock.


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


         In connection with the acquisition of Davie, the Company agreed to make Cdn $45 million in capital additions pursuant to a three year revitalization plan. This investment is on a best efforts basis and is subject to financial market conditions and the general conditions in the chosen industrial markets contemplated in the revitalization plan. (See item 1, page 6).


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

ITEM 11.  EXECUTIVE COMPENSATION.

          Information with regard to this item is incorporated herein by reference to the Company's definitive 1997 Proxy Statement under the caption "EXECUTIVE COMPENSATION."

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

         Consolidated Statements of Operations of the Company for the fiscal years ended September 30, 1996, 1995 and 1994

         Consolidated Statements of Cash Flows of the Company for the fiscal years ended September 30, 1996, 1995 and 1994

         Consolidated Statements of Stockholders' Equity of the Company for the fiscal years ended September 30, 1996, 1995 and 1994

         Notes to Consolidated Financial Statements of the Company

B.       The following Exhibits are filed as part of this Report:

        EXHIBIT NO.        DESCRIPTION
        -----------        -----------

        3.1 (a) Amended and Restated Certificate of Incorporation of the Company (Incorporated by reference to Exhibit 3(i) of the Company's Report on Form 10-Q for the period ended June 30, 1996)

        3.2 (b) Certificate of Designation for the Company's Series One Preferred Stock (Incorporated by reference to the Company's Registration Statement on Form 8-A for its Preferred Stock Purchase Rights, filed December 11, 1996 (the "Form 8-A"))

        3.2 Second Amended and Restated By-Laws (Incorporated by reference to Exhibit 3.2 of the Company's Annual Report on Form 10-K for the year ended September 30, 1996 ("1996 10-K"))

        4.1 Shareholder Rights Plan dated as of November 26, 1996 between the Company and Continental Stock Transfer & Trust Company (Incorporated by reference to the Form 8-A)

        10.1 Subscription Agreement dated July 26, 1993 between Edinov and Fidutech relating to the purchase of Fidutech of 777,778 Units (Incorporated by reference to Exhibit 10.1 to the Annual Report on Form 10-KSB for the transition period from January 31, 1993 to September 30, 1993)

        10.2 Subscription Agreement dated September 15, 1993 between Edinov and Fidutech relating to the purchase of Fidutech of 266,667 Units (Incorporated by reference to Exhibit 10.2 to the Annual Report on Form 10-KSB for the transition period from January 31, 1993 to September 30, 1993)

        10.3 Master Agreement Between United Dominion Industries Limited, Cedar Group, Inc., Edinov Corporation, and Dominion Bridge Inc. dated March 9, 1994 (incorporated by reference to the Company's Form 8-K, dated April 8, 1994)

        10.4 Rollover Agreement Between United Dominion Industries Limited and 3010864 Canada Inc., effective December 31, 1993 (incorporated by reference to the Company's Form 8-K, dated April 8, 1994)

        10.5 Share Purchase Agreement Between United Dominion Industries Limited and the Company dated March 10, 1994 (incorporated by reference to the Company's Form 8-K, dated April 8, 1994)

        10.6 Shareholders' Agreement Between United Dominion Industries Limited, the Company, Edinov Corporation, and 3010864 Canada, Inc., dated April 8, 1994 (incorporated by reference to the Company's Form 8-K, dated April 8, 1994)

        10.7 Guarantee and Indemnity Agreements Between United Dominion Industries Limited, the Company and Edinov Corporation (incorporated by reference to the Company's Form 8-K, dated April 8, 1994)

        10.8 Registration Rights Agreement Between United Dominion Industries Limited the Company dated April 8, 1994 (incorporated by reference to the Company's Form 8-K, dated April 8, 1994)

        10.9 Hypothecation and Pledge of Securities Agreement between United Dominion Industries Limited and the Company (incorporated by reference to the Company's Form 8-K, dated April 8, 1994)

        10.10 United Dominion Industries Limited Security Agreement with 3010864 Canada (incorporated by reference to the Company's Form 8-K, dated April 8, 1994)

        10.11 Debenture Between 3010864 Canada and United Dominion Industries Limited, dated April 8, 1994 (incorporated by reference to the Company's Form 8-K, dated April 8, 1994)

        10.12 Services Agreement between the Company and Michel Marengere (incorporated by reference to Exhibit 10.13 to the Company's Report on Form 10-KSB for the fiscal year ended September 30, 1995 (the "1995 10-KSB")

        10.13 Services Agreement between the Company and Nicolas Matossian (incorporated by reference to Exhibit 10.14 of the 1995 10-KSB)

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

        10.18 Cedar Group, Inc. Security Agreement (Incorporated by reference to Exhibit 2.4 to the March 29, 1996 Form 8-K)

        10.19 Cedar Group Canada, Inc. Pledge Agreement (Incorporated by reference to Exhibit 2.5 to the March 29, 1996 Form 8-K)

        10.20 Cedar Group Canada, Inc. Security Agreement (Incorporated by reference to Exhibit 2.6 to the March 29, 1996 Form 8-K)

        11.0 Statement regarding computation of earnings per share (Incorporated from within the Financial Statements)

        21 Subsidiaries (Incorporated by reference to Exhibit 21 of the Company's 1996 10-K)

        23.1               Consent of Deloitte & Touche

        23.2               Consent of Ernst & Young

C.       Reports on Form 8-K

                           Report on Form 8-K dated November 26, 1996 reporting adoption of the Shareholder Rights Plan (Incorporated by reference to the Company's 1996 10-K).


D.      Financial Statement Schedule

                           Schedule II -- Valuation and Qualifying Accounts

                                   SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Exchange Act of 1934, the Registrant has duly caused this Annual Report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: June 12, 1997                     DOMINION BRIDGE CORPORATION



                                         By: /s/ Michel L.  Marengere
                                             -------------------------------
                                             Chief Executive Officer


                                         By: /s/ Robert Chartier
                                             -------------------------------
                                             Interim Chief Financial Officer

         Pursuant to the requirements of the Securities Exchange Act of 1934, this Form 10-K/A has been signed by the following persons in the capacities and on the dates indicated.

       SIGNATURE                      TITLE                           DATE
       ---------                      -----                           ----

/s/ Michel L. Marengere      Chairman of the Board of          June 12, 1997
-----------------------      Directors, Chief Executive
Michel L. Marengere          Officer and Director

/s/ Rene Amyot               Director                          June 12, 1997
-----------------------
Rene Amyot

/s/ Peter P. Gil             Director                          June 12, 1997
-----------------------
Peter P. Gil

/s/ Nicolas Matossian        President and Chief Operating     June 12, 1997
-----------------------      Officer
Nicolas Matossian

/s/ Robert Chartier          Vice President, Interim CFO       June 12, 1997
-----------------------
Robert Chartier

/s/ Reynald Lemieux          Director                          June 12, 1997
-----------------------
Reynald Lemieux

/s/Louis Berlinguet          Director                          June 12, 1997
-----------------------
Louis Berlinguet

/s/Ladislas O. Rice          Director                          June 12, 1997
-----------------------
Ladislas O. Rice

/s/Andrew Choa               Director                          June 12, 1997
-----------------------
Andrew Choa

INDEPENDENT AUDITORS' REPORT

To the Board of Directors and Shareholders
Dominion Bridge Corporation


We have audited the accompanying consolidated balance sheet of Dominion Bridge Corporation as at September 30, 1996, and the related consolidated statements of operations, stockholders' equity and cash flows for the year then ended. Our audit also included the financial statement schedule listed in the index at
Item 14. These financial statements and financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.


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


In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Dominion Bridge Corporation as at September 30, 1996, and the consolidated results of its operations and its cash flows for the year then ended in conformity with accounting principles generally accepted in the United States. Also, in our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, present fairly in all material respects the information set forth therein.


The financial statements as at and for the years ended September 30, 1995 and 1994 were reported on by another firm of chartered accountants, which expressed an unqualified opinion under date of December 20, 1995.

As discussed in Note 19, the accompanying 1996 consolidated financial statements have been restated.


/s/ Deloitte & Touche
Montreal, Canada


December 23, 1996, except as to Note 19 which is as of June 13, 1997

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

/s/ Ernst & Young

Montreal, Canada
December 20, 1995

DOMINION BRIDGE CORPORATION
CONSOLIDATED STATEMENTS OF OPERATIONS
YEARS ENDED SEPTEMBER 30
(IN THOUSANDS OF U.S. DOLLARS, EXCEPT PER SHARE DATA)
-----------------------------------------------------------------------------------------------------------------
                                                                1996                  1995                 1994
                                                        (restated, see Note 19)
-----------------------------------------------------------------------------------------------------------------
                                                                  $                     $                    $


SALES                                                           362,624              155,750               67,959
-----------------------------------------------------------------------------------------------------------------
Cost of sales                                                   327,921              139,407               59,295
Selling, general and administrative expenses                     38,720               15,433                8,107
-----------------------------------------------------------------------------------------------------------------
                                                                366,641              154,840               67,402
Income from operations of joint ventures (Note 8)                 2,189                2,165                    -
-----------------------------------------------------------------------------------------------------------------
Income (loss) from operations                                    (1,828)               3,075                  557
Interest expense, net                                            (2,104)                (406)                (341)
Other income                                                      1,134                1,236                  767
-----------------------------------------------------------------------------------------------------------------
Income (loss) before income taxes and minority interest          (2,798)               3,905                  983
-----------------------------------------------------------------------------------------------------------------
Income taxes (Note 11)
    Current                                                       1,283                 (300)                  70
    Deferred                                                       (709)               1,993                  230
-----------------------------------------------------------------------------------------------------------------
                                                                    574                1,693                  300
-----------------------------------------------------------------------------------------------------------------
Income (loss) before minority interest                           (3,372)               2,212                  683
Minority interest - cash dividends on preferred shares             (645)                 (70)                (248)
Minority interest - deemed dividends on conversion
    of subsidiary preferred shares (Note 19)                     (4,260)                   -                    -
Minority interest - common stock                                 (1,667)                (122)                 (19)
-----------------------------------------------------------------------------------------------------------------
NET (LOSS) INCOME                                                (9,944)               2,020                  416
-----------------------------------------------------------------------------------------------------------------

Net income (loss) per common share and common
    share equivalents                                              $                     $                    $
        Primary                                                  (0.55)                 0.14                 0.05
        Fully diluted                                                -                  0.11                 0.03
-----------------------------------------------------------------------------------------------------------------

Weighted average number of common shares
    and common share equivalents outstanding
        Primary                                              18,174,000           14,929,000            8,912,000
        Fully diluted                                        23,565,000           17,688,000           12,064,000
-----------------------------------------------------------------------------------------------------------------


See accompanying notes

DOMINION BRIDGE CORPORATION
CONSOLIDATED BALANCE SHEETS
AS AT SEPTEMBER 30
(IN THOUSANDS OF U.S. DOLLARS)
-----------------------------------------------------------------------------------------------------------------
                                                                                      1996                 1995
                                                                             (restated, see Note 19)
-----------------------------------------------------------------------------------------------------------------
                                                                                        $                    $

ASSETS
Current assets
    Cash (Note 4)                                                                     26,231                4,765
    Term deposits collateralizing bank indebtedness                                        -                1,688
    Investments                                                                            -                2,779
    Accounts receivable (Note 5)                                                     126,911               44,169
    Inventories (Note 6)                                                              43,762               12,746
    Prepaid expenses and other current assets                                          5,417                1,822
    Advances to shareholders                                                               -                  501
-----------------------------------------------------------------------------------------------------------------
TOTAL CURRENT ASSETS                                                                 202,321               68,470
-----------------------------------------------------------------------------------------------------------------
    Property, plant and equipment, net (Note 7)                                       38,289               20,661
    Advances to a shareholder                                                              -                  697
    Assets of business transferred under contractual
       arrangements (preferred shares) (Note 3 vii)                                    3,847                3,640
    Goodwill                                                                          11,958                    -
    Pension assets (Note 12)                                                           1,187                1,619
    Advances to and investments in unincorporated joint ventures (Note 8)              2,398                    -
    Other assets                                                                       5,247                1,312
-----------------------------------------------------------------------------------------------------------------
                                                                                     265,247               96,399
-----------------------------------------------------------------------------------------------------------------

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities
    Bank indebtedness (Note 9)                                                         5,624                1,688
    Term loan (Note 9)                                                                30,000                5,000
    Accounts payable and accrued expenses                                            119,839               31,991
    Customer advances                                                                 16,166                6,062
    Current portion of obligations under capital leases                                2,979                    -
-----------------------------------------------------------------------------------------------------------------
TOTAL CURRENT LIABILITIES                                                            174,608               44,741
-----------------------------------------------------------------------------------------------------------------
    Advances from unincorporated joint venture                                             -                  750
    Deferred income taxes                                                              5,147                5,994
    Accrued post-retirement benefits other than pensions (Note 12)                       514                  522
    Obligations under capital leases (Note 10)                                         2,274                    -
    Minority interest                                                                 18,783               10,161
    Negative goodwill (Note 3 ii)                                                     12,945                    -
    Other long-term liabilities                                                        2,976                  488
-----------------------------------------------------------------------------------------------------------------
STOCKHOLDERS' EQUITY
    Preferred stock, $0.001 par value; 25,000,000 shares
       authorized, none issued
    Common stock, $0.001 par value; 50,000,000 shares authorized;
       issued and outstanding: 24,722,188 shares in 1996 and
       14,990,188 shares in 1995                                                          25                   15
    Additional paid-in capital                                                        60,624               36,345
    Deficit                                                                          (10,191)                (874)
    Cumulative translation adjustment                                                   (634)                 142
-----------------------------------------------------------------------------------------------------------------
                                                                                      49,824               35,628
    Subscription receivable (Note 14)                                                 (1,824)              (1,885)
-----------------------------------------------------------------------------------------------------------------
    Total stockholders' equity                                                        48,000               33,743
-----------------------------------------------------------------------------------------------------------------
                                                                                     265,247               96,399
-----------------------------------------------------------------------------------------------------------------


Commitments and contingencies (Note 15)
See accompanying notes

DOMINION BRIDGE CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
YEARS ENDED SEPTEMBER 30
(IN THOUSANDS OF U.S. DOLLARS)
-----------------------------------------------------------------------------------------------------------------
                                                                 1996                 1995                 1994
                                                        (restated, see Note 19)
-----------------------------------------------------------------------------------------------------------------
                                                                   $                    $                    $
CASH FLOW FROM OPERATING ACTIVITIES
Net (loss) income                                                (9,944)               2,020                  416
Adjustments to reconcile net income to the
    cash provided by (used for) operating activities
        Deemed dividend on conversion of subsidiary
          preferred shares                                        4,260                    -                    -
        Minority interest in net income                           1,667                  122                   19
        Depreciation and amortization                             6,902                3,217                2,224
        Common stock issued for services                             85                  170                    -
        Amortization of negative goodwill                        (2,626)                   -                    -
        Deferred income taxes                                      (709)               1,993                  230
        Deferred pension cost                                       432                  434                    -
        Gain on sale of assets                                   (1,105)                (689)                (210)
        Income from operations of joint ventures                 (2,189)              (2,165)                   -
        Advances to and investments in joint ventures               860                1,189                    -
        Increase in accounts receivable                         (25,963)             (10,797)              (6,594)
        Decrease in prepaid expenses and other assets             6,516                  806                  629
        Decrease (increase) in inventories                       18,012               (3,148)               2,390
        (Decrease) increase in accounts payable                    (595)               5,660               (1,529)
        Decrease in customer advances                              (272)              (3,263)              (5,132)
        Other - net                                                 (30)                 178                 (282)
-----------------------------------------------------------------------------------------------------------------
Net cash used in operating activities                            (4,699)              (4,273)              (7,839)
-----------------------------------------------------------------------------------------------------------------

CASH FLOW FROM INVESTING ACTIVITIES
Decrease (increase) in investments                                    -                2,696               (1,169)
Decrease (increase) in term deposits                              1,688               (1,688)                   -
Cash consideration paid for acquired businesses                 (40,214)              (4,476)              (4,550)
Cash of acquired businesses                                      35,081                  544                    -
Purchase of minority interest of subsidiaries                    (6,186)              (8,298)                   -
(Advance to) repayment by divested businesses                      (207)                 739                 (902)
Repayment by (advance to) a shareholder                           1,198                 (417)              (1,734)
Repayment by (advance to) an officer                                  -                  565                 (565)
Cash payment for purchase of equipment                           (7,132)                 (10)                 (94)
Proceeds from sale of property and equipment                      2,905                2,152                  604
Decrease in other assets                                            312                    -                    -
-----------------------------------------------------------------------------------------------------------------
Net cash used for investing activities                          (12,555)              (8,193)              (8,410)
-----------------------------------------------------------------------------------------------------------------

CASH FLOW FROM FINANCING ACTIVITIES
Proceeds from issuance of common stock                            2,619                3,493               10,901
Proceeds from exercise of warrants                                  359                  757               13,195
Proceeds from exercise of options                                     -                    -                  303
Net repayments on line of credit                                      -                    -               (3,408)
Issue of preferred shares of subsidiary to minority interest     24,142                    -                  200
Issue costs of subsidiary preferred shares                       (1,497)                   -                    -
Bank indebtedness                                               (10,909)               1,688                    -
Other long-term liabilities                                         250                  488                    -
Repayment of capital lease obligations                             (745)                   -                    -
Term loan                                                        25,000                5,000                    -
Payment of other obligations                                          -                    -                 (592)
Decrease in subscription receivable                                  61                    -                    -
-----------------------------------------------------------------------------------------------------------------
Net cash provided by financing activities                        39,280               11,426               20,599
-----------------------------------------------------------------------------------------------------------------
Effect of foreign exchange rate fluctuations on cash               (560)                 227                   93
-----------------------------------------------------------------------------------------------------------------
Net change in cash                                               21,466                 (813)               4,443
Cash, at beginning of year                                        4,765                5,578                1,135
-----------------------------------------------------------------------------------------------------------------
CASH, AT END OF YEAR (Note 4)                                    26,231                4,765                5,578
-----------------------------------------------------------------------------------------------------------------

DOMINION BRIDGE CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)
YEARS ENDED SEPTEMBER 30
(IN THOUSANDS OF U.S. DOLLARS)
-----------------------------------------------------------------------------------------------------------------
                                                                 1996                1995                  1994
                                                         (restated, see Note 19)
-----------------------------------------------------------------------------------------------------------------
                                                                   $                   $                     $


SUPPLEMENTAL CASH FLOW INFORMATION
Cash paid during the year for:
    Interest                                                      1,457                  406                  341
    Taxes                                                           705                  310                    -
-----------------------------------------------------------------------------------------------------------------
NON-CASH INVESTING AND FINANCING ACTIVITIES

Issuance of common stock for acquisition
    of businesses
        Fair value of assets acquired (net of
           cash acquired)                                             -                    -                2,771
        Liabilities assumed and minority interest                     -                    -                1,721
-----------------------------------------------------------------------------------------------------------------
Net assets acquired                                                   -                    -                1,050
Cash outlays                                                          -                    -                  800
-----------------------------------------------------------------------------------------------------------------
Issuance of common stock for acquisitions                             -                    -                  250
-----------------------------------------------------------------------------------------------------------------
Preferred shares received on transfer of assets of
    divested businesses
        Fair value of net assets divested                             -                    -                4,531
        Cash received                                                 -                    -                  739
-----------------------------------------------------------------------------------------------------------------
Preferred shares of the acquirer of divested businesses               -                    -                3,792
-----------------------------------------------------------------------------------------------------------------
Issue of capital lease obligations                                5,077                    -                    -

Purchase of equipment under capital lease                        (5,077)                   -                    -

Issuance of common stock on conversion of
    minority interest preferred shares                           22,723                    -                    -

Purchase of preferred stock minority interest
    of subsidiaries                                             (22,723)                   -                    -
-----------------------------------------------------------------------------------------------------------------
Issuance of common stock in repayment of debt                         -                    -                   66
-----------------------------------------------------------------------------------------------------------------
Settlement on acquisition of minority interest                     (627)               1,034                    -
-----------------------------------------------------------------------------------------------------------------


See accompanying notes

DOMINION BRIDGE CORPORATION
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
YEAR  ENDED SEPTEMBER 30, 1996
(AS RESTATED, SEE NOTE 19)
(ALL DOLLAR FIGURES ARE IN THOUSANDS OF U.S. DOLLARS UNLESS OTHERWISE INDICATED)

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

        The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amount of revenues and expenses during the reporting period. Actual results could differ from those estimates.


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

DOMINION BRIDGE CORPORATION
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
YEAR  ENDED SEPTEMBER 30, 1996
(AS RESTATED, SEE NOTE 19)
(ALL DOLLAR FIGURES ARE IN THOUSANDS OF U.S. DOLLARS UNLESS OTHERWISE INDICATED)
-------------------------------------------------------------------------------

2.      SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONT'D)

        Construction contracts

        Income on construction contracts is recognized on the percentage-of-completion basis. Provisions for anticipated losses on uncompleted contracts are made in the period in which losses are first determinable.


        In the ordinary course of its construction business, the Company together with the client, may conduct a review following the completion of the project, for the purpose of establishing a final contract amount. Until such a final amount is agreed upon and fully documented, no revenue is recorded until the Company's entitlement to the payment is established.



        Inventories

        Inventories consist principally of work in process related to construction contracts is stated at accumulated costs less amounts charged to income based on the percentage of completion of individual contracts. Work in process inventories, accounted for under the percentage of completion basis, are adjusted to reflect the lower of cost or net realizable value by accruing for any losses anticipated under such construction contracts as soon as such losses are identified. Raw materials consist principally of raw steel and supplies not held for resale and are stated at the lower of cost (first in, first out) or replacement cost (net realizable value). The policy of carrying these raw material inventories at the lower of cost and replacement cost reflects obsolescence or decline to market value of these inputs to the Company's end products. Finished goods comprise steel and steel hardware products held for sale and are stated at the lower of cost (first in, first out) or market (net realizable value).


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

DOMINION BRIDGE CORPORATION
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
YEAR  ENDED SEPTEMBER 30, 1996
(AS RESTATED, SEE NOTE 19)
(ALL DOLLAR FIGURES ARE IN THOUSANDS OF U.S. DOLLARS UNLESS OTHERWISE INDICATED)

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



        Income taxes

        The Company accounts for income taxes under the asset and liability method. Deferred taxes reflect the tax consequences in future years of differences between the tax bases of assets and liabilities and their financial reporting amounts.




        Net income (loss) per share

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

        Net loss per common share is not presented on a fully-diluted basis as the existence of potentially dilutive warrants and options has an antidilutive effect on loss per common share.



The loss per common share is computed by dividing the net loss, plus the dividends on preferred stock, by the weighted average number of common shares outstanding and common stock equivalents, if dilutive. Preferred stock dividends include: (i) dividends stated in the respective certificate of designations; and (ii) dividends deemed to have been issued by virtue of a conversion price that is computed at the date of conversion using a discount to the market price of the Company's common stock. For the years ended September 30, 1996, 1995 and 1994, net income (loss) applicable to common stockholders is as follows:



                                              1996          1995        1994
                                              ----          ----        ----
Income (loss) before minority interest      $(3,372)       $2,212       $683

Minority interest - cash dividends
  on subsidiary preferred shares               (645)          (70)      (248)

Minority interest - deemed dividends
  on conversion of subsidiary
  preferred shares                           (4,260)           --         --

Minority interest - common stock             (1,667)         (122)        (19)
                                            -------        ------        ----

Net income (loss) applicable to
  common stockholders                       $(9,944)       $2,020        $416



Recent Pronouncements



In March 1995, the Financial Accounting Standards Board issued SFAS 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of," which is effective for the Company's 1997 financial statements. SFAS 121 requires that long-lived assets and certain identifiable intangible assets held and used by a company be reviewed for impairment whenever events or circumstances indicate that the carrying amounts of the assets might not be recoverable. The Company does not anticipate the adoption of SFAS 121 will have a significant impact on its financial statements.

DOMINION BRIDGE CORPORATION
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
YEAR  ENDED SEPTEMBER 30, 1996
(AS RESTATED, SEE NOTE 19)
(ALL DOLLAR FIGURES ARE IN THOUSANDS OF U.S. DOLLARS UNLESS OTHERWISE INDICATED)

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


             Prior to March 29, 1996, the Company accounted for its investment in MDC using the equity method. Goodwill is being amortized over a 40 year period.


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

DOMINION BRIDGE CORPORATION
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
YEAR  ENDED SEPTEMBER 30, 1996
(AS RESTATED, SEE NOTE 19)
(ALL DOLLAR FIGURES ARE IN THOUSANDS OF U.S. DOLLARS UNLESS OTHERWISE INDICATED)

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
----------------------------------------------------------------------------



              Negative goodwill amounting to $24,225 has been applied to reduce to nil the value of long-term non-monetary assets and the balance of $12,945 (net of accumulated amortization of $2,626) is being disclosed as negative goodwill on the balance sheet and is being amortized over a three year period.


         iii) Acquisition of Steen Contractors Limited

              Effective April 1, 1995, the Company acquired 75% of the common stock of Steen Contractors Limited (Steen), a Canadian company engaged in construction services provided in Canada, for a cash consideration of $4,476.



              Effective March 31, 1996, the remaining 25% of Steen's common shares were purchased for a cash consideration of CDN$2,135 (US$1,571), resulting in goodwill of $230 which was amortized over the 1996 fiscal year.


              The acquisitions have been accounted for under the purchase method of accounting and have been given effect from April 1, 1995 for the first 75% purchase and from March 31, 1996 for the second 25% purchase. Accordingly, the assets and liabilities of Steen as at September 30, 1995 and 1996 are consolidated into the accounts of the Company.

DOMINION BRIDGE CORPORATION
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
YEAR  ENDED SEPTEMBER 30, 1996
(AS RESTATED, SEE NOTE 19)
(ALL DOLLAR FIGURES ARE IN THOUSANDS OF U.S. DOLLARS UNLESS OTHERWISE INDICATED)

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

DOMINION BRIDGE CORPORATION
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
YEAR  ENDED SEPTEMBER 30, 1996
(AS RESTATED, SEE NOTE 19)
(ALL DOLLAR FIGURES ARE IN THOUSANDS OF U.S. DOLLARS UNLESS OTHERWISE INDICATED)

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

DOMINION BRIDGE CORPORATION
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
YEAR  ENDED SEPTEMBER 30, 1996
(AS RESTATED, SEE NOTE 19)
(ALL DOLLAR FIGURES ARE IN THOUSANDS OF U.S. DOLLARS UNLESS OTHERWISE INDICATED)

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

DOMINION BRIDGE CORPORATION
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
YEAR  ENDED SEPTEMBER 30, 1996
(AS RESTATED, SEE NOTE 19)
(ALL DOLLAR FIGURES ARE IN THOUSANDS OF U.S. DOLLARS UNLESS OTHERWISE INDICATED)

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

                                             (in thousands of dollars
                                              except per share data)

Sales                                            $    527,555
Net income (loss)                                $    (13,520)
Per common share
  Primary                                        $      (0.74)
  Fully diluted                                  $         --
Average number of common shares and common
  share equivalents outstanding
     Primary                                       18,174,000
     Fully diluted                                 27,699,000

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

DOMINION BRIDGE CORPORATION
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
YEAR  ENDED SEPTEMBER 30, 1996
(AS RESTATED, SEE NOTE 19)
(ALL DOLLAR FIGURES ARE IN THOUSANDS OF U.S. DOLLARS UNLESS OTHERWISE INDICATED)

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
-------------------------------------------------------------------------------


Holdback receivables represent retainage provisions due from customers as is the normal course of business in long term construction contracts


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
-------------------------------------------------------------------------------

DOMINION BRIDGE CORPORATION
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
YEAR  ENDED SEPTEMBER 30, 1996
(AS RESTATED, SEE NOTE 19)
(ALL DOLLAR FIGURES ARE IN THOUSANDS OF U.S. DOLLARS UNLESS OTHERWISE INDICATED)

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
----------------------------------------------------------------------------------------------------

DOMINION BRIDGE CORPORATION
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
YEAR  ENDED SEPTEMBER 30, 1996
(AS RESTATED, SEE NOTE 19)
(ALL DOLLAR FIGURES ARE IN THOUSANDS OF U.S. DOLLARS UNLESS OTHERWISE INDICATED)

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
--------------------------------------------------
                                             2,274
--------------------------------------------------

DOMINION BRIDGE CORPORATION
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
YEAR  ENDED SEPTEMBER 30, 1996
(AS RESTATED, SEE NOTE 19)
(ALL DOLLAR FIGURES ARE IN THOUSANDS OF U.S. DOLLARS UNLESS OTHERWISE INDICATED)

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
----------------------------------------------------------------------------------------

DOMINION BRIDGE CORPORATION
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
YEAR  ENDED SEPTEMBER 30, 1996
(AS RESTATED, SEE NOTE 19)
(ALL DOLLAR FIGURES ARE IN THOUSANDS OF U.S. DOLLARS UNLESS OTHERWISE INDICATED)

-------------------------------------------------------------------------------

11.      INCOME TAXES (CONT'D)

        The difference between the Company's effective income tax rate and the statutory rate on income from operations is reconciled below:

                                                                  1996                 1995                 1994
                                                              ---------------------------------------------------
                                                                   $                     $                    $

        Income tax expense (recovery) at U.S.
           statutory rate                                          (979)               1,367                  344
        State tax (recovery), net of federal tax benefits          (167)                 234                   59
        Foreign income taxes at less than statutory rate         (1,433)                (155)                 (35)
        Operating losses without tax benefit                      1,746                  162                    -
        Witholding taxes payable on subsidiary interest             600                    -                    -
        Other                                                       807                   85                  (68)
------------------------------------------------------------------------------------------------------------------
                                                                    574                1,693                  300
------------------------------------------------------------------------------------------------------------------


        The Company conducts its construction projects in a wide variety of tax jurisdictions including Canada and many South East Asian countries. These tax jurisdictions have tax rates that are less than those of the statutory rates in the United States of America. The Company had positive net income in these jurisdictions and has reflected a net tax provision on these profits, but less of a provision than what would have resulted had those foreign incomes been subject to the US statutory rate. As a result, the expected net tax recovery from the overall combined foreign and domestic losses would be greater then had the profitable divisions resided in the USA. This gives rise to the additional expected recovery. This increased expectation of an overall recovery is then diminished by the non-recognition of tax benefits on, principally domestic, losses.

        The Company's income tax provision has provided for numerous other tax consequences of its corporate affairs. Most significant of these exposures is withholding taxes payable on interest paid from the Company's 100% owned subsidiary which borrowed funds from a US bank. The subsidiary is liable for the withholding taxes charged as the funds are transferred across the border. This tax exposure accounts for approximately $600,000 of the total "Other" item. The balance of the "Other" is made up of a number of individually immaterial items.


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

DOMINION BRIDGE CORPORATION
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
YEAR  ENDED SEPTEMBER 30, 1996
(AS RESTATED, SEE NOTE 19)
(ALL DOLLAR FIGURES ARE IN THOUSANDS OF U.S. DOLLARS UNLESS OTHERWISE INDICATED)

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
                                                            ======         ======

DOMINION BRIDGE CORPORATION
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
YEAR  ENDED SEPTEMBER 30, 1996
(AS RESTATED, SEE NOTE 19)
(ALL DOLLAR FIGURES ARE IN THOUSANDS OF U.S. DOLLARS UNLESS OTHERWISE INDICATED)

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

DOMINION BRIDGE CORPORATION
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
YEAR  ENDED SEPTEMBER 30, 1996
(AS RESTATED, SEE NOTE 19)
(ALL DOLLAR FIGURES ARE IN THOUSANDS OF U.S. DOLLARS UNLESS OTHERWISE INDICATED)

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


        During fiscal 1996, the Company recorded a deemed dividend totalling $4,260 relating to the embedded dividend implicit in the TCI preferred shares from March 1996, through to June 30, 1996, the first date the preferred shares were entitled to convert to common stock at a 15% discount from the market price of the common stock. The embedded dividend is charged to earnings as "minority interest-deemed dividends on conversion of subsidiary preferred shares" and a corresponding amount is included as part of the minority interest on the balance sheet. As the TCI Preferred Shares are converted to common stock of the Company, the related amount is credited to Additional Paid in Capital. As of September 30, 1996, there remained $1,237 included as part of Minority Interest which will be reclassified to Additional Paid in Capital upon conversion of the TCI Preferred Shares into common stock of the Company.


        During 1996, the Company issued 1,000,000 shares of its common stock to UDIL as part of the settlement to acquire the remaining UDIL held preferred shares of DB for a total consideration of $2,855 (Note 3 iv)).

DOMINION BRIDGE CORPORATION
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
YEAR  ENDED SEPTEMBER 30, 1996
(AS RESTATED, SEE NOTE 19)
(ALL DOLLAR FIGURES ARE IN THOUSANDS OF U.S. DOLLARS UNLESS OTHERWISE INDICATED)

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

DOMINION BRIDGE CORPORATION
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
YEAR  ENDED SEPTEMBER 30, 1996
(AS RESTATED, SEE NOTE 19)
(ALL DOLLAR FIGURES ARE IN THOUSANDS OF U.S. DOLLARS UNLESS OTHERWISE INDICATED)

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




        1993



        On September 30, 1993, the Company issued to Fidutech Technologies, Inc., a company owned by the Chief Executive Officer of the Company, 1,044,445 shares of its common stock at a price of $2.25 per share, aggregating $2,350. The Company received $465 in cash and the balance has been reflected in stockholders' equity in the accompanying balance sheets as a subscription receivable amounting to $1,885 and $1,824 at September 30, 1995 and 1996, respectively.



        INCENTIVE PLAN



        The Company has a stock option plan available to grant options to executive officers, non-executive officers and certain key employees of the Company at exercise prices equal to quoted market prices of the stock. This results in compensation costs measured at zero. The stock option plan was adopted by the shareholders in 1995 and provides for the issuance of 2,180,000 options to purchase 2,180,000 shares of the Company at a price ranging from $0.59 to $4.125 per share. The options were exercisable over a three-year period.



        The Company did not believe the options granted to management, originally priced at an exercise price of $4.125, provided sufficient incentives to the option holders as they were all out of the money. The Company decided pursuant to a resolution of the Board of Directors dated September 12, 1996 to reprice the outstanding options at their current quoted market price of $2.00, and also changing the expiration date to September 30, 1998. The Company has never repriced its options and does not intend to reprice the options again. The Company recorded no compensation cost as the options were repriced at market.

DOMINION BRIDGE CORPORATION
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
YEAR  ENDED SEPTEMBER 30, 1996
(AS RESTATED, SEE NOTE 19)
(ALL DOLLAR FIGURES ARE IN THOUSANDS OF U.S. DOLLARS UNLESS OTHERWISE INDICATED)

-------------------------------------------------------------------------------


14.     STOCKHOLDERS' EQUITY (CONT'D)
        INCENTIVE PLAN (CONT'D)

        Pursuant to certain employment agreements the Company has an additional plan available to grant units to its key executive officers. The unit allows the holder to obtain one share in the common stock of the Company for $2.00 and one warrant. The warrant can then be converted into one common share, of the company for $2.00. The total number of units outstanding is 150,000 and can be converted into 300,000 shares of common stock of the company. These units expire on September 30, 1998.

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
                                                              =========            =============           ======

DOMINION BRIDGE CORPORATION
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
YEAR  ENDED SEPTEMBER 30, 1996
(AS RESTATED, SEE NOTE 19)
(ALL DOLLAR FIGURES ARE IN THOUSANDS OF U.S. DOLLARS UNLESS OTHERWISE INDICATED)

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



        The exercise price of the various options granted was determined based on the average trading price of the Common Stock for the five trading days immediately preceding the date of grant.





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


        During the fourth quarter of fiscal 1996, the Company reached a settlement with respect to the resolution of a major claim for a completed project. No recognition was given to the claim for fiscal 1996 as there remained uncertainty regarding the collectibility of the amount. Such revenue will be recognized in the period in which the amounts are collected.

DOMINION BRIDGE CORPORATION
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
YEAR  ENDED SEPTEMBER 30, 1996
(AS RESTATED, SEE NOTE 19)
(ALL DOLLAR FIGURES ARE IN THOUSANDS OF U.S. DOLLARS UNLESS OTHERWISE INDICATED)

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



        A subsidiary of the Company has guaranteed 49% of the debt of an equity investee. The debt of the equity investee is $ AUS $720. Accordingly, $ AUS 352 is guaranteed by the Company's subsidiary. At September 30, 1996, the equity investee has sufficient assets to meet such obligations.





        The Company is contingently liable for amounts under letters of credit of $1,776 and $63,944 and performance guarantees of $1,858 and $147,047, as of September 30, 1995 and 1996, respectively.



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






        In connection with the acquisition of Davie, the Company agreed to make Cdn $45 million in capital additions pursuant to a three year revitalization plan. This investment is on a best efforts basis and is subject to financial market conditions and the general conditions in the chosen industrial markets contemplated in the revitalization plan.



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

DOMINION BRIDGE CORPORATION
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
YEAR  ENDED SEPTEMBER 30, 1996
(AS RESTATED, SEE NOTE 19)
(ALL DOLLAR FIGURES ARE IN THOUSANDS OF U.S. DOLLARS UNLESS OTHERWISE INDICATED)

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

DOMINION BRIDGE CORPORATION
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
YEAR  ENDED SEPTEMBER 30, 1996
(AS RESTATED, SEE NOTE 19)
(ALL DOLLAR FIGURES ARE IN THOUSANDS OF U.S. DOLLARS UNLESS OTHERWISE INDICATED)

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

DOMINION BRIDGE CORPORATION
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
YEAR  ENDED SEPTEMBER 30, 1996
(AS RESTATED, SEE NOTE 19)
(ALL DOLLAR FIGURES ARE IN THOUSANDS OF U.S. DOLLARS UNLESS OTHERWISE INDICATED)

--------------------------------------------------------------------------------

18.   BUSINESS SEGMENTS (CONT'D)

                                    CONSTRUCTION
                                      PRODUCTS                    SHIP BUILDING  DIVESTED
                                    AND SERVICES     FASTENERS     AND REPAIR    BUSINESS       TOTAL
                                          $              $              $            $            $
                                                                                            (restated,
                                                                                          see note 19)
------------------------------------------------------------------------------------------------------
     1996

     Assets (1)                        224,912         4,275         28,655           --       257,842
------------------------------------------------------------------------------------------------------
     Sales                             336,599         4,296         21,729           --
                                                                                               362,624

     Segment operating
        income (loss)                    2,611        (1,467)          (131)                     1,013
     Corporate expenses                                                                         (5,030)
     Interest - net                                                                             (2,104)
     Other income                                                                                1,134
     Income from operations
        of joint ventures                                                                        2,189
     Income tax provision                                                                         (574)
     Minority interest
        - common stock                                                                          (1,667)
     Minority interest
        -cash dividends on
         preferred shares                                                                         (645)
        -deemed dividends on
         conversion of subsidiary
         preferred shares                                                                       (4,260)
------------------------------------------------------------------------------------------------------
     Net income                                                                                 (9,944)
------------------------------------------------------------------------------------------------------
     Capital expenditures               11,781            --            428           --        12,209
------------------------------------------------------------------------------------------------------
     Depreciation and
        amortization                     6,476           327         (2,604)          --         4,199
------------------------------------------------------------------------------------------------------


-----------------
(1) Assets exclude $7,405, $11,496 and $14,038 of corporate amounts in 1996, 1995 and 1994 respectively.

DOMINION BRIDGE CORPORATION
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
YEAR  ENDED SEPTEMBER 30, 1996
(AS RESTATED, SEE NOTE 19)
(ALL DOLLAR FIGURES ARE IN THOUSANDS OF U.S. DOLLARS UNLESS OTHERWISE INDICATED)

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
------------------------------------------------------------------------------------------

DOMINION BRIDGE CORPORATION
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
YEAR  ENDED SEPTEMBER 30, 1996
(AS RESTATED, SEE NOTE 19)
(ALL DOLLAR FIGURES ARE IN THOUSANDS OF U.S. DOLLARS UNLESS OTHERWISE INDICATED)

--------------------------------------------------------------------------------

18.   BUSINESS SEGMENTS (CONT'D)


                                         CONSTRUCTION
                                           PRODUCTS                    DIVESTED
                                         AND SERVICES    FASTENERS     BUSINESS      TOTAL
                                               $             $             $           $
-------------------------------------------------------------------------------------------
     1994

     Assets(1)                               52,990         5,150           --       58,140
-------------------------------------------------------------------------------------------
     Sales                                   58,181         4,842        4,936       67,959
-------------------------------------------------------------------------------------------
     Segment operating income
        (loss)                                  860          (574)         380          666
        Corporate expenses                                                             (109)
        Interest - net                                                                 (341)
        Other income                                                                    767
        Income tax provision                                                           (300)
     Minority interest - common stock                                                   (19)
     Minority interest - dividends
                         on preferred
                         shares                                                        (248)
-------------------------------------------------------------------------------------------
     Net income                                                                         416
-------------------------------------------------------------------------------------------
     Capital expenditures                        --            94           --           94
-------------------------------------------------------------------------------------------
     Depreciation and amortization            1,695           333           96        2,124
-------------------------------------------------------------------------------------------

DOMINION BRIDGE CORPORATION
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
YEAR  ENDED SEPTEMBER 30, 1996
(AS RESTATED, SEE NOTE 19)
(ALL DOLLAR FIGURES ARE IN THOUSANDS OF U.S. DOLLARS UNLESS OTHERWISE INDICATED)

--------------------------------------------------------------------------------

18.  BUSINESS SEGMENTS (CONT'D)

     GEOGRAPHIC SEGMENTS


                                                                 AUSTRALIA
                                    UNITED                          AND        DIVESTED
                                    STATES         CANADA        S.E. ASIA     BUSINESS       TOTAL
                                       $              $              $             $            $
-----------------------------------------------------------------------------------------------------
     1996

     Assets(1)                       4,275         119,064        134,503            --       257,842
-----------------------------------------------------------------------------------------------------
     Sales                           4,296         222,805        135,523            --       362,624
-----------------------------------------------------------------------------------------------------
     Segment operating income
        (loss)                      (1,467)         (4,189)         6,669            --         1,013
-----------------------------------------------------------------------------------------------------
     1995

     Assets(1)                       5,503          79,400                           --        84,903
-----------------------------------------------------------------------------------------------------
     Sales                           4,754         150,996                           --       155,750
-----------------------------------------------------------------------------------------------------
     Segment operating income
        (loss)                      (1,316)          3,216                           --         1,900
-----------------------------------------------------------------------------------------------------
     1994

     Assets(1)                       5,150          52,990                           --        58,140
-----------------------------------------------------------------------------------------------------
     Sales                           4,842          58,181                        4,936        67,959
-----------------------------------------------------------------------------------------------------
     Segment operating income
        (loss)                        (574)            860                          380           666
-----------------------------------------------------------------------------------------------------


-----------------
(1) Assets exclude $7,405, $11,496 and $14,038 of corporate amounts in 1996, 1995 and 1994 respectively.


19.  RESTATEMENT







Subsequent to the issuance of fiscal 1996 financial statements, management determined that its accounting treatment for the issuance of the TCI convertible preferred stock did not reflect the divided imbedded in the preferred stock's conversion feature in accordance with a recently published position of the Securities and Exchange Commission. Accordingly, the Company's fiscal 1996 financial statements are restated to reflect this imbedded dividend. A summary of the effects of this restatement is as follows:



                                    As Previously           As Restated
                                      Reported
                                    --------------          ------------

For the Year ended
September 30, 1996
 -   Net Loss                          $5,684                  $9,944
 -   Primary Loss per share            $  .31                  $  .55

As of September 30, 1996
 -   Minority Interest                 $17,546                 $18,783
 -   Additional Paid-in-Capital        $57,601                 $60,624

                           DOMINION BRIDGE CORPORATION

                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                  [DOLLAR AMOUNTS IN THOUSANDS OF U.S. DOLLARS]

YEARS ENDED SEPTEMBER 30, 1996, 1995 AND 1994

------------------------------------------------------------------------------------------------------------------------------------
                                                                   ADDITIONAL                              CUMULATIVE
                                                                     COMMON      PAID-IN                   TRANSLATION  SUBSCRIPTION
                                                     SHARES       STOCK AMOUNT   CAPITAL       DEFICIT     ADJUSTMENT    RECEIVABLE
                                                                        $           $              $            $             $
                                                                                (restated,    (restated,
                                                                               see note 19)  see note 19)
------------------------------------------------------------------------------------------------------------------------------------
Balance at September 30, 1995                      14,990,188           15        36,345         (874)         142        (1,885)

Issuance of common stock upon
   conversion of Dominion Bridge, Inc.
   Class A preferred shares                         1,000,000            1         2,854           --           --            --

Issuance of common stock upon
   conversion of Cedar Group (TCI) LLC
   preferred shares                                 7,994,606            8        16,837           --           --            --

Deemed dividend on conversion of subsidiary
   preferred shares                                        --           --         3,023

Issuance of common stock upon
   exercise of warrants                               107,394           --           359           --           --            --

Issuance of common stock
   for services rendered                               30,000           --            85           --           --            --

Issuance of common stock for cash
   consideration                                      600,000            1         2,618           --           --            --

Share issue costs                                          --           --        (1,497)          --           --            --

Translation adjustments, net of income
   taxes of nil                                            --           --            --           --         (776)           --

Settlement on acquisition of minority interest
   (Note 3 iv))                                            --           --            --          627           --            --

Receipt of cash during the year                            --           --            --           --           --            61

Net loss for the year                                      --           --            --       (9,944)          --            --
------------------------------------------------------------------------------------------------------------------------------------
Balance at September 30, 1996                      24,722,188           25        60,624      (10,191)      (634)       (1,824)
------------------------------------------------------------------------------------------------------------------------------------






See accompanying notes

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





See accompanying notes

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
-------------------------------------------------------------------------------------------------------------------------


See accompanying notes.

DOMINION BRIDGE CORPORATION
        SCHEDULE II
VALUATION AND QUALIFYING ACCOUNTS
        (US$ 000'S)



        DESCRIPTION                                     BALANCE          ADDITIONS                       ADDITIONS
                                                        BEG OF PERIOD    CHARGED TO EXPENSE              CHARGED TO OTHER

(A) VALUATION ACCOUNTS DEDUCTED FROM ASSETS

ALLOWANCE FOR DOUBTFUL ACCOUNTS                                1138                        0                            366

INVENTORY OBSOLESCENCE                                            0                        0                              0



(B) VALUATION ACCOUNTS SUPPORTING RESERVES

NIL                                                               0                        0                              0

                                                                                                                       BALANCE
                                                          DESCRIPTION                      DEDUCTIONS    DESCRIPTION   END OF PERIOD
(A) VALUATION ACCOUNTS DEDUCTED FROM ASSETS

ALLOWANCE FOR DOUBTFUL ACCOUNTS                           RESERVES OF ACQUIRED BUSINESSES          0                         1504

INVENTORY OBSOLESCENCE                                                                             0                            0



(B) VALUATION ACCOUNTS SUPPORTING RESERVES

NIL                                                                                                0                            0