Form 10-Q
period 1997-06-30
DOMINION BRIDGE CORP
filed 1997-08-14
CIK 854859

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

[  X  ]         QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                           THE SECURITIES EXCHANGE ACT OF 1934

                  FOR THE QUARTERLY PERIOD ENDED JUNE 30, 1997

[     ]         TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                           THE SECURITIES EXCHANGE ACT OF 1934

                FOR THE TRANSITION PERIOD FROM _________ TO ____________

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

                              500 NOTRE DAME STREET
                                    3RD FLOOR
                         LACHINE, QUEBEC, CANADA H8S 2B2
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

                (1)       Yes         X            No ______
                (2)       Yes         X            No ______

        APPLICABLE ONLY TO REGISTRANTS INVOLVED IN BANKRUPTCY PROCEEDINGS
                           DURING THE PAST FIVE YEARS

Check whether the registrant has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court.

                             Yes X No __

                      APPLICABLE ONLY TO CORPORATE ISSUERS:

The number of shares outstanding of the Registrant's sole class of common stock, as of August 5, 1997, is 29,052,648

                           DOMINION BRIDGE CORPORATION

                                      INDEX

PART I        FINANCIAL INFORMATION                                                           PAGE
             Item 1.           Consolidated Balance Sheets at June 30,
                               1997 (Unaudited) and September 30, 1996                        3

                               Consolidated Statements of Operations for
                               the Three and Nine Months ended June 30,
                               1997 and 1996 (Unaudited)                                      4

                               Consolidated Statements of Cash Flows for the
                               Nine Months ended June 30, 1997 and 1996
                               (Unaudited)                                                    5

                               Consolidated Statements of Stockholders' Equity
                               for the Nine Months ended June 30, 1997
                               and 1996 (Unaudited)                                           6

                               Notes to Consolidated Financial Statements                     7

             Item 2.           Management's Discussion and
                               Analysis of Financial Condition and Results
                               of Operation                                                   12

             Item 3.           Quantitative and Qualitative Disclosures
                               about Market Risk                                              18

PART II      OTHER INFORMATION

             Item 1.           Legal Proceedings                                              19

             Item 2.           Changes in Securities                                          20

             Item 3.           Defaults Upon Senior Securities                                20

             Item 4.           Submission of Matters to a Vote
                               of Security Holders                                            20

             Item 5.           Other Information                                              21

             Item 6.           Exhibits and Reports on Form 8-K                               21

                         PART I - FINANCIAL INFORMATION

                           DOMINION BRIDGE CORPORATION

                           CONSOLIDATED BALANCE SHEETS
                   AS AT JUNE 30, 1997 AND SEPTEMBER 30, 1996
              (IN THOUSANDS OF U.S. DOLLARS, EXCEPT SHARE AMOUNTS)

------------------------------------------------------------------------------------------------------
                                                                          UNAUDITED          AUDITED
                                                                           JUNE 30        SEPTEMBER 30
                                                                            1997              1996
------------------------------------------------------------------------------------------------------
                                                                                $                  $
ASSETS
CURRENT ASSETS
    Cash (Note 3)                                                            10,302             26,231
    Short term deposits                                                       3,019
    Accounts receivable                                                     100,311            126,911
    Inventories                                                              47,478             43,762
    Prepaid expenses and other current assets                                 6,955              5,417
------------------------------------------------------------------------------------------------------
    TOTAL CURRENT ASSETS                                                    168,065            202,321
------------------------------------------------------------------------------------------------------

    Property, plant and equipment, net                                       44,245             38,289
    Assets of business transferred under contractual
       arrangements (preferred shares)                                        3,847              3,847
    Goodwill                                                                 11,687             11,958
    Pension assets                                                            1,312              1,187
    Advances to and investments in unincorporated joint ventures              1,033              2,398
    Other assets                                                             11,497              5,247
------------------------------------------------------------------------------------------------------
    TOTAL ASSETS                                                            241,686            265,247
------------------------------------------------------------------------------------------------------

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities
    Bank indebtedness(Note 4)                                                 1,716              5,624
    Term loan (Note 4)                                                       15,000             30,000
    Accounts payable and accrued expenses                                   104,202            119,839
    Customer advances                                                        16,689             16,166
    Current portion of obligations under capital leases                       2,564              2,979
------------------------------------------------------------------------------------------------------
TOTAL CURRENT LIABILITIES                                                   140,171            174,608
------------------------------------------------------------------------------------------------------
    Deferred income taxes                                                     6,359              5,147
    Accrued post-retirement benefits other than pensions                      1,603                514
    Obligations under capital leases                                          4,345              2,274
    Minority interest                                                        18,235             18,783
    Negative goodwill                                                         9,115             12,945
    Other long-term liabilities                                               6,707              2,976
------------------------------------------------------------------------------------------------------

STOCKHOLDERS' EQUITY
    Preferred stock, $0.001 par value; 25,000,000 shares
       authorized, none issued
    Common stock, $0.001 par value; 50,000,000 shares authorized;
       issued and outstanding: 29,003,648 shares in 1997 and
       24,722,188 shares in 1996                                                 29                 25
    Additional paid-in capital                                               69,795             60,624
    Deficit                                                                 (11,172)           (10,191)
    Cumulative translation adjustment                                        (1,677)              (634)
------------------------------------------------------------------------------------------------------
                                                                             56,975             49,824
    Subscription receivable                                                  (1,824)            (1,824)
------------------------------------------------------------------------------------------------------
    TOTAL STOCKHOLDERS' EQUITY                                               55,151             48,000
------------------------------------------------------------------------------------------------------
    TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                              241,686            265,247
======================================================================================================

Commitments and contingencies (Note 7)
See accompanying notes

                           DOMINION BRIDGE CORPORATION

                      CONSOLIDATED STATEMENTS OF OPERATIONS
               THREE AND NINE MONTHS ENDED JUNE 30, 1997 AND 1996
              (IN THOUSANDS OF U.S. DOLLARS, EXCEPT PER SHARE DATA)
                                    UNAUDITED

---------------------------------------------------------------------------------------------------------------------------------
                                                            THREE MONTHS ENDED                           NINE MONTHS ENDED
                                                        JUNE 30,             JUNE 30               JUNE 30,              JUNE 30
                                                          1997                 1996                  1997                  1996
                                                            $                    $                     $                     $
---------------------------------------------------------------------------------------------------------------------------------
SALES                                                   136,018               132,100               393,554               237,058
---------------------------------------------------------------------------------------------------------------------------------

Cost of sales                                           121,873               118,562               353,953               208,087
Selling, general and administrative
     expenses                                            11,132                11,484                38,400                20,834
---------------------------------------------------------------------------------------------------------------------------------
                                                        133,005               130,046               392,353               228,921
Income from operations of joint
     ventures                                               373                   190                   856                   922
---------------------------------------------------------------------------------------------------------------------------------
Income (loss) from operations                             3,386                 2,244                 2,057                 9,059
Interest (expense)                                         (705)                 (949)               (3,624)                 (906)
Gain on disposal of subsidiary
     shares (Note 6)                                         --                    --                 3,000                    --
Other income                                                733                   461                 2,052                   695
---------------------------------------------------------------------------------------------------------------------------------
Income (loss) before income taxes
     and minority interest                                3,414                 1,756                 3,485                 8,848
---------------------------------------------------------------------------------------------------------------------------------

---------------------------------------------------------------------------------------------------------------------------------
Income taxes                                             (1,980)                 (446)               (3,129)               (3,163)
---------------------------------------------------------------------------------------------------------------------------------
Income (loss) before minority
     interest                                             1,434                 1,310                   356                 5,685
Minority interest - dividends on
     preferred shares                                        --                  (364)                   --                  (569)
Minority interest - common stock                           (964)                 (695)               (1,337)                 (706)
---------------------------------------------------------------------------------------------------------------------------------
NET (LOSS) INCOME                                           470                   251                  (981)                4,410
=================================================================================================================================

Net income (loss) per common
     share and common share
     equivalents
         Primary                                           0.02                  0.02                 (0.03)                 0.27
         Fully diluted                                     0.02                  0.01                 (0.03)                 0.22
---------------------------------------------------------------------------------------------------------------------------------

Weighted average number of
     common shares and common
     share equivalents outstanding
         Primary                                     29,003,648            16,331,161            28,450,36l            16,374,585
         Fully diluted                               29,003,648            24,632,450            28,893,818            19,772,748
---------------------------------------------------------------------------------------------------------------------------------

See accompanying notes

                           DOMINION BRIDGE CORPORATION

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                            NINE MONTHS ENDED JUNE 30
                         (IN THOUSANDS OF U.S. DOLLARS)
                                    UNAUDITED

-----------------------------------------------------------------------------------------------
                                                                        1997             1996
-----------------------------------------------------------------------------------------------
                                                                           $                $
CASH FLOW FROM OPERATING ACTIVITIES
Net (loss) income                                                        (981)            4,410
Adjustments to reconcile net income to the
    cash provided by (used for) operating activities/
        Minority interest in net income                                 1,337               770
        Gain on disposal of subsidiary common shares                   (3,000)                0
        Depreciation and amortization                                   7,384             3,439
        Common stock issued for services                                  553               603
        Amortization of negative goodwill                              (3,830)               --
        Deferred income taxes                                           1,212             1,668
        Deferred pension cost                                            (125)               --
        Income from operations of joint ventures                         (856)             (922)
        Cash distributions from joint ventures                          2,221               522
        Decrease (Increase) in accounts receivable                     26,600            (8,256)
        (Increase) Decrease in prepaid expenses
            and other assets                                           (1,538)             7007
        Decrease (increase) in inventories                             (3,716)          (11,468)
        (Decrease) increase in accounts payable                       (15,637)           (3,195)
        Increase in customer advances                                     523             3,729
        Other - net                                                      (428)               --
-----------------------------------------------------------------------------------------------
Net cash provided by (used in) operating activities                     9,719            (1,693)
-----------------------------------------------------------------------------------------------

CASH FLOW FROM INVESTING ACTIVITIES
Proceeds on disposal of subsidiary common shares                       10,436                --
Decrease (Increase) in short term deposits                             (3,019)            3,047
Cash consideration paid for acquired businesses                            --           (37,565)
Cash of acquired businesses                                                --            35,301
Cash redemption of minority interest                                       --            (8,259)
Repayment by (advance to) a shareholder                                    --               460
Decrease (increase) of pension asset                                       --               (89)
Proceeds from sale of equipment                                            --               301
Cash payment for purchase of equipment                                (13,340)           (8,155)
(Increase) in other assets                                             (6,250)           (2,049)
-----------------------------------------------------------------------------------------------
Net cash provided by (used for) investing activities                  (12,173)          (17,008)
-----------------------------------------------------------------------------------------------

CASH FLOW FROM FINANCING ACTIVITIES
Issuance (Repayment) of term loan                                     (15,000)           (1,083)
Proceeds from issuance of common stock                                     --             4,119
Issue of preferred shares of subsidiary to minority interest               --            22,869
Bank indebtedness                                                      (3,908)           13,964
Other long-term liabilities                                             4,820                (9)
(Payment) Issue of capital lease obligations                            1,656                --
-----------------------------------------------------------------------------------------------
Net cash provided by (used in) financing activities                   (12,432)           39,860
-----------------------------------------------------------------------------------------------
Effect of foreign exchange rate fluctuations on cash                   (1,043)             (608)
-----------------------------------------------------------------------------------------------
Net change in cash                                                    (15,929)           20,551
Cash, at beginning of period                                           26,231             4,765
-----------------------------------------------------------------------------------------------
CASH, AT END OF PERIOD (NOTE 3)                                        10,302            25,316
================================================================================================

DOMINION BRIDGE CORPORATION

NINE MONTHS ENDED JUNE 30
(IN THOUSANDS OF U.S. DOLLARS)
UNAUDITED

---------------------------------------------------------------------------------------------
                                                                 1997                1996
---------------------------------------------------------------------------------------------
                                                                   $                   $
NON-CASH INVESTING AND FINANCING ACTIVITIES

Issuance of common stock on conversion of
    minority interest preferred shares                            8,533                    -

Purchase of minority interest preferred stock
    of subsidiaries                                              (8,533)                   -
---------------------------------------------------------------------------------------------


See accompanying notes

                           DOMINION BRIDGE CORPORATION

                 CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
                  [DOLLAR AMOUNTS IN THOUSANDS OF U.S. DOLLARS]

NINE MONTH PERIOD ENDED JUNE 30, 1997 (UNAUDITED)

------------------------------------------------------------------------------------------------------------------------------
                                                                        ADDITIONAL                  CUMULATIVE
                                                             COMMON       PAID-IN                   TRANSLATION   SUBSCRIPTION
                                                SHARES    STOCK AMOUNT    CAPITAL      DEFICIT      ADJUSTMENT     RECEIVABLE
                                                                $            $            $              $              $
------------------------------------------------------------------------------------------------------------------------------
Balance at September 30, 1996                 24,722,188       25        60,624        (10,191)         (634)       (1,824)

Issuance of common stock upon
    conversion of Dominion Bridge, Inc.
    Class A preferred shares                      50,334       --           104             --            --            --

Issuance of common stock upon
    conversion of Cedar Group (TCI)
    LLC preferred shares                       3,971,126        4         8,533             --            --            --

Share issue costs                                     --       --           (18)            --            --            --

Translation adjustments, net of income
    taxes of nil                                      --       --            --             --        (1,043)           --

Issuance of common stock for services            260,000       --           552             --            --            --


Net loss for the period                               --       --            --           (981)           --            --
------------------------------------------------------------------------------------------------------------------------------

Balance at June 30, 1997                      29,003,648       29        69,795        (11,172)       (1,677)       (1,824)
==============================================================================================================================

                           DOMINION BRIDGE CORPORATION
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

1.    NATURE OF OPERATIONS

      Dominion Bridge Corporation, a Delaware corporation with executive offices in Montreal, Canada, specializes in international engineering, infrastructure development and project management and ship building and repair.

2.    SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

      The accompanying consolidated financial statements have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission (SEC). This Report on Form 10-Q should be read in conjunction with the Company's Annual Report on Form 10-K for the year ended September 30, 1996. Certain information and footnote disclosures which are normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to SEC rules and regulations. The information reflects all normal and recurring adjustments which, in the opinion of management, are necessary for a fair presentation of the financial position of the Company and its results of operations for the interim periods set forth herein. The results for the nine months ended June 30, 1997 are not necessarily indicative of the results to be expected for the full year.

      These consolidated financial statements have been prepared by management in accordance with accounting principles generally accepted in the United States, the most significant of which are outlined below. These principles require the use of estimates to measure the financial effects of past transactions or events and the present status of assets and liabilities.

      Principles of consolidation

      The financial statements include the accounts of the Company and its subsidiaries. All significant inter-company accounts and transactions have been eliminated upon consolidation.

      During the previous fiscal year, the Company (1) acquired the remaining minority interests in Dominion Bridge Inc. and Steen Contractors Limited,
      (2) acquired approximately 77.4% of the outstanding shares of McConnell Dowell Corporation Limited and (3) acquired 100% of the outstanding share capital of Davie Industries Inc. (formerly Groupe MIL Inc.- "Davie" ). Effective March 21, 1997 the Company sold 6,000,000 ordinary shares of MDC, reducing its ownership to approximately 65% of MDC's outstanding shares.

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

3.    CASH

      The consolidated cash and short term deposits at June 30, 1997 amounted to $13,321.

4.    FINANCING ARRANGEMENTS

      On April 29, 1996, the Company entered into an agreement with BT Commercial Corporation, an affiliate of Bankers Trust ("BTCC") for a term loan in the amount of $30,000. The term loan was reduced to $15,000 during the second and third quarter following the sale by the Company of shares of MDC. This loan bears interest at LIBOR and is collateralized by all the assets of the consolidated group. The weighted average interest rate on the term loan was 9.92% for the nine month period ended June 30, 1997. The original maturity date for the loan was April 30, 1997; however, on April 30, 1997 the Company and BTCC entered into an agreement to extend the maturity date to January 31, 1998.

      A subsidiary of the Company has a revolving credit facility of $28,000 which, as of June 30, 1997, had no amount outstanding, and operating credit facilities totaling $6,200 bearing interest at variable rates. At June 30, 1997, $938 was outstanding under these latter facilities. Certain facilities have restrictions on their usage and are limited for use on specific projects.

5.    STOCKHOLDERS' EQUITY

      During the three months ended December 31, 1996, the Company issued 3,971,126 shares of its common stock at its fair vallue of $8,533 upon the conversion of the final 858,826 of Cedar Group (TCI) Inc. LLC. preferred shares in accordance with the terms of the preferred share agreement. The fair value of shares issued was determined as the actual trading price of the shares during the five days prior to the date of each conversion. The deemed dividend embedded in the Cedar Group
      (TCI) Inc. LLC. preferred shares was accrued for as a restatement of September 30, 1996 deficit. (See Note 9.)

      The Company also issued 50,334 shares of its common stock for cash proceeds of $104.

      During the three months ended March 31, 1997, the Company issued 260,000 shares for services valued at $552.

6.    GAIN ON SALE OF SUBSIDIARY SHARES

      Effective March 21, 1997 the Company received net proceeds of $10.6 million from the sale of 6,000,000 ordinary shares of MDC, which amount represents 13% of the equity of MDC.

7.    COMMITMENTS AND CONTINGENCIES

      In December 1996, the Company was notified that a purported class action shareholder complaint had been filed against it and certain executive officers of the Company. The complaint alleges that the defendants mislead the investing public as to the quality and status of a number of contracts obtained by the Company as well as failed to disclose various inaccurate and misleading accounting practices. Management intends to vigorously defend this claim and believes the claim is without merit. As the outcome of this claim is indeterminable, no provision has been recorded in the consolidated financial statements.

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

      The purchase offer agreement entered into by the Company and Societe Generale de Financement du Quebec (SGF) dated April 24, 1996 to acquire the shares of Davie requires, amongst other things, that the Company, together with strategic investors and SGF, will invest up to CDN$60,000 over the five years following the acquisition of Davie.
      This investment can be raised by Davie through public offerings, private placement or debt financings. Furthermore this investment is subject to market conditions and capital improvement requirements included in the business plan to restructure the business of Davie.

      During the period ended December 31, 1996, the Company entered an aggregate into a joint venture agreement which was initially committed to fund an aggregate of US $2.5 million into up to 17 projects related to energy and power. The Company had the discretion to select the projects with the highest rate of return and the highest probability of success. After the joint venture completed its preliminary due diligence, it was decided to pursue only four of the original projects and, therefore, the required investment would be substantially reduced.

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

RESULTS OF OPERATIONS

         GENERAL

         The following table provides selected financial information from the Company's Consolidated Statements of Operations stated as a percentage of revenues for the three months and nine months ended June 30, 1997 (the "Current Quarter" and "Current Nine Months," respectively) and the three and nine months ended June 30, 1996 (the "Comparable Quarter" and "Comparable Nine Months," respectively). It will be referred to in the discussions that follow the table. All companies do not calculate EBITDA in the same fashion and the measure as presented in this table may not be comparable to similarly titled measures reported by other companies. Within Dominion Bridge Corporation however, all subsidiaries calculate EBITDA on a consistent basis.

                                                        FISCAL 1997                                   FISCAL 1996
                                                   Q3             9 MOS.                   Q3                 9 MOS.
                                                 ------          --------                 -----               ------
Sales.........................................   100.0%            100.0%               100.0%              100.0%
Cost of Sales.................................    89.1%             89.0%                88.3%               86.3%
Gross Profit..................................    10.9%             10.9%                11.7%               13.6%
Selling, General and Administrative Expenses..     8.1%              9.7%                 8.7%                8.9%
Other Income..................................     0.5%              1.2%                 0.3%                0.3%
EBIT..........................................     2.3%              1.5%                 1.2%                3.6%
EBT & Minority Interest.......................     1.8%              0.9%                 1.3%                3.7%
Net Income for Common Stock...................     0.3%             -0.2%                 0.2%                1.8%
EBITDA........................................     3.5%              2.7%                 3.5%                5.5%

         The Company may be limited in competing for new business by its limited working capital and by its bonding capacity.

         MDC has a $28 million revolving credit facility which management believes is adequate for its current level of business. The principal source of working capital for the Company's North American operations is its cash. A high priority of management, is to secure adequate working capital facilities for each of the Company's operating units to facilitate growth. Although there is no assurance that such a facility will be extended, the Company is currently well advanced in its application with a major U.S. Bank for an operating line of credit. See "Liquidity and Capital Resources, below."

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

         THREE MONTHS ENDED JUNE 30, 1997

         Sales for the Current Quarter increased 3% to $136 million as compared to $132 million in the Comparable Quarter. The $4 million total increase in sales growth in the Current Quarter over the Comparable Quarter is attributable to the increased sales level of McConnell Dowell Corporation and, among others, from the initiation of its major pipeline contract in Queensland.
The new business booked in the Current Quarter includes, among other, a $50 million pipeline contract in Western Canada and over $25 million of related civil works. As of June 30, 1997, the Company's backlog, representing the uncompleted portions of construction and engineering contracts, was approximately $500 million. The dollar amount of backlog is not necessarily indicative of the future earnings of the Company related to the performance of such work.

         In addition to backlog, the Company has been successful in generating recurring revenues from existing clients. The estimated current level of recurring revenue contracts in its North American operations is in excess of $50 million.

         The Company's Current Quarter gross profit margin rose to 10.9% from 10.0% in the preceding quarter, in part reflecting the steps that management has taken to eliminate redundant operations at DBI and Steen. In the Current Quarter, Steen improved its gross profit margins over the prior year which is largely attributed to its renewed pipeline activity.

        Selling, general and administrative costs dropped from $11.5 million in the Comparable Quarter to $11.1 million in the Current Quarter, which represents 8.1% of sales. More importantly, there was a significant reduction in SG&A from the second quarter to the Current Quarter of 1997 where SG&A costs dropped by more than $3.8 million while sales went up. Significantly, included in the SG&A were substantial costs expended in the Current Quarter to pay for the expenses of the consent solicitation initiated by the Kuhns Committee.
See Part II, Item 4. It is estimated that legal and other expenses related to the consent solicitation during the Current Quarter amounted to approximately $500,000, or $.02 per share for the Current Quarter.

         Income from the operations of joint ventures represents the Company's interest, through Steen, in the joint venture that is providing project construction management service and procurement services to the offshore drilling platform in the Hibernia oil field off the coast of Newfoundland. The decrease in the Company's earnings from the joint venture for the Current Quarter as compared to the Comparable Quarter reflects that the project should be completed by the end of the Company's second quarter of fiscal 1998. The termination of the joint venture at the conclusion of the contract is not expected to result in any expenses to the Company. Although there can be no assurance of success, management continues to address additional offshore drilling projects being planned to replace this stream of income.

         Each of the Company's operating subsidiaries and divisions are operating profitably except for the Western Fabrication Division of DBI. While the economy in Quebec remains weak, the Company has reduced fixed expenses and overhead in Quebec to achieve a lower breakeven. The Quebec Division of DBI achieved a modest operating profit in the last two months of the Current Quarter.

         The Company's net interest expense of $705 million in the Current Quarter is due to the interest cost and amortization of financing fees incurred in connection with the $15 million credit facility from BTCC, which had been used to partially finance the acquisition of 77.4% of MDC. This facility is down from its previous credit level of $30 million.

         The Company did not recognize all of the income tax benefits from the losses incurred in the Current Quarter. This was due to the incurrence of taxable income and losses in different international tax jurisdictions. This precluded obtaining the tax benefits of the Company's losses to offset the tax burden of its profitable subsidiaries.

         During the first quarter of 1997, all the remaining preferred shares were converted by the holders into Company common stock according to a specified formula. As a result no preferred dividends were payable in the Current Quarter. The minority interests attributable to common stock of $964, and the increase of $269 in the Current Quarter is attributable to the 35% of MDC not owned by the Company. The minority interest attributable to common stock in the Comparable Quarter was attributable to the 25% of Steen owned by minority shareholders before their interest was purchased effective March 31, 1996.

         NINE MONTHS ENDED JUNE 30, 1997

         Sales for the Current Nine Months increased 65% to $393 million as compared to $237 million in the Comparable Nine Months. The $156 million total increase in sales growth in the Current Nine Months over the Comparable Nine Months is principally attributable to the acquisitions of MDC and Davie.

         During the Current Nine Months, the Company's sales from continuing operations remained relatively constant with the exception of the growth in Steen due to the addition in January 1997 of the Pipeline Division.

         The Company's Current Nine Months gross profit margin decline from 12.2% to 10.3% reflects a change in its mix of business particularly due to a significant expansion in lower margin construction and engineering. Management has taken steps, including a reduction in redundant operations at DBI and Steen, that have lead to improvement in its gross profit margins beginning in the second quarter of fiscal 1997. In the Current Nine Months, Steen improved its gross profit margins over the prior year but due to the nature of its engineering business, Steen's gross profit margin is typically lower than the corporate average. The inclusion of MDC and Davie for the Current Nine Months was positive as both had gross profit margins higher than the corporate average in the Current Nine Months.

         Selling, General & Administrative costs increased from $20 million in the Comparable Nine Months to $38.4 million in the Current Nine Months, which represents 9.7% of sales for the current nine months as compared with 9.0% in the Comparable Nine Months. Significantly included in Selling, General & Administrative costs were substantial expenses incurred in the Current Nine Months by DBI in relation to the consent solicitation.

         Income from the operations of joint ventures primarily represents the Company's interest, through Steen, in the joint venture that is providing project construction management service and procurement services to the offshore drilling platform in the Hibernia oil field off the coast of Newfoundland. The decrease in the Company's earnings from the joint venture for the Current Nine Months as compared to the Comparable Nine Months reflects that the project should be completed by the end of calendar 1997, the Company's first quarter of fiscal 1998. The termination of the joint venture at the conclusion of the contract is not expected to result in any expenses to the Company. Although there can be no assurance of success, management continues to address additional offshore drilling projects being planned to replace this stream of income.

         The Company's net interest expense of $3,624 million in the Current Nine Months is due to the interest cost and amortization of financing fees incurred in connection with the $30 million credit facility from BTCC, which was used to partially finance the acquisition of MDC. This facility existed for only three months during the Comparable Nine Months.

         The Company did not recognize all of the income tax benefits from the losses incurred in the Current Nine Months. This was due to the incurrence of taxable income and losses in different international tax jurisdictions. This precluded obtaining the tax benefits of the Company's losses to offset the tax burden of its profitable subsidiaries.

         The minority interests attributable to common stock of $1,337 million, and the increase of $631 in the Current Nine Months is attributable to the 35% of MDC not owned by the Company, as opposed to the 77.8% owned in the Comparable Nine Months.

RECENT DEVELOPMENTS

         On May 23, 1997 the so-called "Committee to Revitalize Dominion Bridge Corporation" commenced a consent solicitation to amend the Company's by-laws and to replace senior management. See Part II, Item 4. Since the commencement of the consent solicitation the Company has suffered substantial disruptions in its business, including strained relations with customers, suppliers, employees and creditors who have been contacted by members of the Committee or may be affected by uncertainty caused by the consent solicitation. Management believes that such disruptions adversely affected the results of operation during the Current Quarter and will affect the fourth quarter of Fiscal 1997 since the consent solicitation has continued and will continue to August 19, 1997.
to August 19, 1997.

        On July 22, 1997, the Board of Directors of the Company accepted the recommendation of its investment bankers and will pursue a sale of the Company, or, in the alternative, a strategic investment in the Company. The investment bankers are in discussions with a number of parties with respect to a possible transaction with the Company. Although no letters of intent have been entered into, there is a substantial liklehood that a transaction will occur which could have a significant impact on the Company's future results of operations and liquidity and capital resources.

LIQUIDITY AND CAPITAL RESOURCES

         The Company's principal sources of liquidity since the Company's reorganization have been proceeds from seller financing provided in connection with the Company's acquisitions and the private placement of equity securities, bank financing and cash from operations. In addition, in connection with the Company's acquisition of Davie, the Company received $18.5 million in cash from Societe Generale de Financement ("SGF"), the industrial finance arm of the Government of Quebec.

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

        The Company has a $30 million Credit Facility (the "Facility"), later reduced to $15 million, from BTCC, of which $15 million was outstanding as of June 30, 1997. The Facility provided funding for the Company's acquisition of MDC. Amounts outstanding under the Facility bear interest at (i) the greater of 1.5% per annum above the prime rate announced from time to time by Banker's Trust Company or 0.5% above the federal funds rate established from time to time by the Federal Reserve Bank of New York; or (ii) at a rate equal to 2.5% above the London Interbank Offered Rate for a period of up to six months, at the election of the Borrower. The original maturity date for the loan was April 30, 1997; however, on April 29, 1997 the Company and BTCC entered into an agreement to extend the maturity date to January 31, 1998. The Facility is secured by the pledge of the shares in the operating subsidiary companies and a lien on certain of the North American capital and operating assets. The Facility agreements provide for an acceleration of the maturity date in the event of an "Event of Default" (as such term is defined in the Facility agreements). An Event of Default includes failure to pay when due any installment of interest on or principal of the Facility and any failure to observe the covenants provided in the Facility agreements, including certain financial covenants.

         During the second quarter of fiscal 1997, the Company sold 6 million ordinary shares of MDC for net proceeds of $10.6 million, of which $10 million was paid to BTCC to reduce the principal balance of the Facility.

         MDC has a revolving credit facility of $28 million which management believes is adequate for its current level of operations. The Company's other subsidiaries in North America rely upon cash on hand, trade payables and customer advances for working capital. Due to restrictions under the BTCC Facility, these subsidiaries are precluded from drawing on their normal operating lines of credit. A key priority for the Company in refinancing the BTCC Facility is obtaining an adequate working capital facility for the Company's operating facilities. As of the date of this Report, the Company has not secured a working capital credit facility for its North American operations. As a result of such inability, the Company has insufficient working capital for its ordinary business operations. However, the Company is currently in discussions with a major institutional lender prepared to provide a working capital facility of $25 million, of which $15 million will be used to retire the BTCC Facility. Subsequent to securing this facility, the Company will apply for an additional $15 to $20 million facility for working capital purposes. Although the Company and the proposed lender have had lengthy and numerous discussions regarding the facility, a number of condiditons must be satisfied prior to the execution of any documentation, including the Committee must not have received enough votes in its solicitation efforts to control the Company and satisfactory completion of due diligence of the Company. Although there can be no assurances that the credit facility with the proposed lender will be secured, the Company's investment bankers have stated that they believe working capital financing can be secured from other third party institutional lenders.

         During the Current Nine Months, the Company's operations generated cash in the amount of $9.7 million, while operations used cash of $15.9 million in the Comparable Nine Months. The net generation of cash from operations was attributable to the net operating loss but was offset by the net turning of working capital accounts into cash. In its normal course of business, the Company may be investing in inventories and have amounts due from its customers that it cannot finance through customer advances and accounts payable. DBI, Steen and MDC were each committed to various infrastructure and pipeline projects which were net users of cash but are scheduled to produce net positive cash flows from changes in working capital accounts over the remainder of fiscal 1997.

         In addition to the reversal of the working capital accounts, the Company has instituted several significant business initiatives to improve the operating cash flow. The Company had initiated plant and administrative staff reductions in its DBI operations to achieve operating cost savings and benefit from rationalization of operations with those of Steen and these savings are currently being felt principally through increased margins and significant reductions in SGA. The Company has initiated its business plan at Davie to focus on running the operation profitability and excluding negative goodwill. Davie earned a modest profit for the last two months of the Current Quarter.

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

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISKS

         Not applicable.

                           PART II - OTHER INFORMATION

ITEM 1.           LEGAL PROCEEDINGS

         From time to time, disagreements with individual employees and disagreements as to the interpretation, effect or nature of individual agreements arise in the ordinary course of business and may result in legal proceedings being commenced against the Company.

         Other than as set forth below, the Company is not currently involved in any litigation or proceeding which is material, either individually or in the aggregate, and, to the Company's knowledge, no other legal proceeding of a material nature involving the Company is currently contemplated by any individuals, entities or governmental authorities. Additionally, other then as reported in Part I, Item 3 - "Legal Proceedings" of the Company's Annual report on Form 10-K for the year ended September 30, 1996 and in Part II, Item 1 of the Company's Quarterly Reports on Form 10-Q for the periods ended December 31, 1996 and March 31, 1997, there have been no material developments to any of the matters that require reporting under this Item.

         On May 23, 1997, the so called "Committee to Revitalize Dominion Bridge Corporation" (the "Kuhns Group" or the "Committee") commenced a lawsuit against the Company in Federal District Court in Wilmington, Delaware seeking a declaration that it should be permitted to solicit written consents from the Company's stockholders without violating federal securities laws and that the Company's Second Amended and Restated By-laws, particularly those provisions relating to the stockholder's right to take action by written consent and requiring advance notice of stockholders in order to submit a nominee to serve on the Company's Board of Directors, are invalid. The Committee alleges that the description of these provisions appearing in certain public filings, including the Company's 1997 Proxy Statement, render the election of directors at the Company's 1997 Annual Meeting void. With the exception of its claim that stockholders have the right to act by written consent, the Company believes that all claims asserted by the Kuhns Group are entirely without merit and is vigorously defending this matter. In that regard, on June 4, 1997 the Company filed its answer affirmatively denying the factual allegations and legal theories of the Committee along with a nine (9) count counterclaim. The counterclaim seeks declaratory and injunctive relief against the Committee for its illegal and improper consent solicitation in contravention of Delaware law and its violation of federal securities laws by disseminating materially false and misleading information to stockholders. The Company is also seeking damages for the Committee's unjustified and tortuous interference with the Company's contractual and prospective relations and its conspiracy to harm the Company's business and prospects. At this time, discovery is proceeding on both the Committee's claim and the Company's counterclaim.

         On June 2, 1997, the Company filed a complaint against Kuhns Group member John M. Dutton in the United States District Court for the District of Delaware seeking a preliminary and permanent injunction against Mr. Dutton, and all other persons acting in concert with him, to prevent Mr. Dutton from continuing to disseminate material non-public information about the Company in furtherance of his conspiracy to illegally obtain control of the Company. During his eight month tenure with the Company, Mr. Dutton maintained a position of trust and was privy to proprietary and confidential non-public information about the Company, its financial prospects, prospective projects and strategic business plans. Upon his resignation from the Company on May 12, 1997, Mr. Dutton took his laptop computer, which contained numerous confidential files, and illegally retained other confidential documents including financial statements and stockholder lists. The Company believes that he has been disseminating this confidential non-public information in his efforts to illegally gain control of the Company and jeopardize the Company's current and potential contractual relationships. The Company is seeking injunctive and monetary relief based on Mr. Dutton's breaches of his fiduciary and common law duties to the Company and his misappropriation and misuse of confidential information. Although discovery has not been completed, Mr. Dutton has filed a motion for summary judgment with respect to all of the Company's claims. This motion has been opposed by the Company and is currently pending before the Court.

         On June 3, 1997, John D. Kuhns ("Kuhns") filed a suit in equity against the Company in the Court of Chancery of the State of Delaware to compel the Company to provide Kuhns with a list of the Company's stockholders as of May 23, 1997. Since Kuhns was not a stockholder of record on May 23, under Delaware law, he had no right to the Company's stockholder list. The Company further objected to Kuhns' request on equitable grounds inasmuch as Kuhns or those persons acting in concert with him have illegally obtained and retained various corporate records of the Company, including portions of its stockholder list, and that he is seeking the list for the improper purpose of furthering his illegal solicitation of stockholder consents. Kuhns subsequently filed a request for the stockholder list as of June 10, 1997, a date on which he was a record holder. On the basis of is subsequent demand, on June 18, 1997, the Company entered into a stipulation of settlement with Kuhns pursuant to which the Company agreed to produce the stockholder list and related materials.

ITEM 2.           CHANGES IN SECURITIES

         None

ITEM 3.           DEFAULTS UPON SENIOR SECURITIES

         None

ITEM 4.           SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         On May 23, 1997, the Committee commenced a consent solicitation of the Company's stockholders to amend the Company's By-laws to provide for the direct election of the Company's officers by the stockholders and seeking to remove Messrs. Marengere, Matossian and Despres as executive officers of the Company and replacing them with Messrs. Kuhns, Mariash and Dutton. An initial consent was filed with the Company on June 23, 1997, thereby establishing the record date for the solicitation. Under applicable Delaware law, the Committee has until on or about August 19, 1997 to submit to the Company consents sufficient to effectuate its proposals. To date, sufficient consents have not been delivered to the Company and the Company has no definitive knowledge regarding the exact number of valid consents which have been obtained. The Company has aggressively solicited revocations of consent in opposition to the Committee's solicitation and believes that the Committee's solicitation is illegal under applicable Delaware law. See, "Item 1 - Legal Proceeding." The Company's solicitation has consisted of, among other things, the following documents all of which have been filed with the Securities and Exchange Commission and distributed to the Company's stockholders:

         1.       Letter to stockholders dated June 4, 1997;

         2.       Definitive Proxy Statement dated June 19, 1997;

         3.       Letter to stockholders dated June 25, 1997;

         4.       Letter to stockholders dated July 8, 1997; and

         5.       Letter to stockholders dated July 14, 1997.

         The Record Date of the consent solicitation materials has been established as June 23, 1997 with an expiration date of August 19, 1997. Accordingly, the results of such consent solicitation materials are currently unavailable.

ITEM 5.           OTHER INFORMATION

         None.

ITEM 6.           EXHIBITS AND REPORTS ON FORM 8-K

                  (a)      Exhibits

                    Exhibit No.      Description
                    -----------      -----------
                    27               Financial Data Schedule.


                  (b)      Reports on Form 8-K

                           A report on Form 8-K dated June 2, 1997 was filed with the Securities and Exchange Commission on June 2, 1997 relating to a Certificate of Correction to the Company's Certificate of Incorporation.

                           Amendment No. 1 to the report on Form 8-K dated June 2, 1997 was filed with the Securities and Exchange Commission on June 13, 1997 relating to three Certificates of Correction to the Company's Restated Certificate of Incorporation filed July 25, 1989, Certificate of Amendment filed January 31, 1992 and Restated Certificate of Incorporation filed on September 5, 1996.

                                   SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Form 10-Q to be signed on its behalf by the undersigned, thereunto duly authorized.

DOMINION BRIDGE CORPORATION


By: /s/ Michel L. Marengere                                                    Dated:  August 14, 1997
   --------------------------------------------------
     Michel L. Marengere
     Chairman of the Board
     Chief Executive Officer
     (Principal Executive Officer)



By:  /s/  Robert Chartier                                                       Dated:  August 14, 1997
   --------------------------------------------------
     Robert Chartier
     Vice President and Interim Chief
     Financial Officer
     (Principal Financial
     and Accounting Officer)

                                  EXHIBIT INDEX

Exhibit No.             Description
-----------             -----------
27                      Financial Data Schedule.