Form 10-Q/A
period 1997-06-30
DOMINION BRIDGE CORP
filed 1997-09-18
CIK 854859

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                    FORM 10-Q/A


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

                             Yes X No __

                      APPLICABLE ONLY TO CORPORATE ISSUERS:


The number of shares outstanding of the Registrant's sole class of common stock, as of September 12, 1997, is 31,447,648.

                           DOMINION BRIDGE CORPORATION

                                      INDEX


                                                                                              PAGE

PART II      OTHER INFORMATION

             Item 6.           Exhibits and Reports on Form 8-K                                3

ITEM 6.           EXHIBITS AND REPORTS ON FORM 8-K

                  (a)      Exhibits


                    Exhibit No.      Description
                    -----------      -----------
                    11               Computation of Earnings Per Share

                                   SIGNATURES


         Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Form 10-Q/A to be signed on its behalf by the undersigned, thereunto duly authorized.



DOMINION BRIDGE CORPORATION


By: /s/ Michel L. Marengere                                                    Dated:  September 15, 1997
   --------------------------------------------------
     Michel L. Marengere
     Chairman of the Board
     Chief Executive Officer
     (Principal Executive Officer)



By:  /s/  Robert Chartier                                                       Dated:  September 15, 1997
   --------------------------------------------------
     Robert Chartier
     Vice President and Interim Chief
     Financial Officer
     (Principal Financial
     and Accounting Officer)

                                  EXHIBIT INDEX


Exhibit No.             Description
-----------             -----------
11                      Computation of Earnings Per Share