Form 10-K/A
period 1996-09-30
DOMINION BRIDGE CORP
filed 1997-12-09
CIK 854859

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                  FORM 10-K/A2


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

ITEM 6.  SELECTED FINANCIAL DATA.


YEAR ENDED SEPTEMBER 30                               1996          1995          1994          1993           1992
                                                      ----          ----          ----          ----           ----
Net Sales                                          362,624       155,750        67,959         7,003          4,950

Income (loss) from continuing operations            (9,944)        2,020           416          (240)          (239)

Income (loss) from continuing operations
per common share:
   Primary                                            (.55)         0.14          0.05         (0.07)         (0.10)
   Fully Diluted                                        --(1)       0.11          0.05         (0.07)         (0.10)

TOTAL ASSETS                                       265,247        96,399        72,178         9,774          4,534

Long-term obligation and redeemable                  5,764         1,760           518           454             95
preferred stock

Cash dividend declared per common                        0             0             0             0              0
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


         The Company has substantially reduced its industrial fastener operations. During fiscal 1994, the Company divested its Canadian commodity fastener distribution businesses that had been carried on by Edinov and its subsidiaries. The divestiture was completed on December 22, 1994 (effective July 1, 1994) and the Company sold all of the shares that it held in Edinov, which owned all of the shares of George Hegedus Enterprises Ltd., Atto-Renaud Industries Inc. and Specialty Fasteners Ltd. During the fourth quarter of fiscal 1996, the Company completed the reduction of its commodity fastener distribution business which entailed the purchase, importing, warehousing, reselling and distribution of commodity fasteners from sales offices and warehouses in Houston, Chicago and Philadelphia. As the inventories were liquidated and the warehouses and offices closed, the Company assumed certain write-offs and closing costs associated with its commodity fastener division.



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


         The Canadian segment operating income declined significantly from fiscal 1995 to fiscal 1996 as a result of the accrual in fiscal 1996 of estimated losses on certain contracts; by contrast several large, profitable contracts were completed which positively affected operating income in 1995. The significant decline in operating income in 1996 reflects the fact that the contracts closed during fiscal 1996 were less profitable than those closed during fiscal 1995. In accordance with the Company's accounting policies, foreseeable losses on contracts are recorded in the period in which such losses are first determinable. During fiscal 1996, the Company recognized losses on certain contracts while no such losses were incurred in 1995. Furthermore, during fiscal 1995, the Company completed contracts at significantly higher margins than usual.


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

         During fiscal 1995, the Company undertook certain one-time adjustments which significantly reduced the Company's net income and its earnings per share. These adjustments included:


         (i) The expensing in the period of most of the previous and current year costs associated with various foreign joint ventures in the aggregate amount of $1.6 million which resulted from an announcement by the Chinese Central Government, in order to control foreign currency exchange commitments by establishing maximum investment policies which had been exceeded by the Province of Sichuan that it would not recognize any of the Province of Sichuan's debt commitments which affected all of the Company's joint-venture agreements and project financing since pre-contract costs which had been accumulated in fiscal 1995 in the expectation of completion of joint-venture contract arrangements were written-off in the fourth quarter of 1995;



         (ii) A write-off of $348,000 of certain assets that remained on the books of the Company at the time of its September 30, 1993 plan of arrangement which resulted in the Company's exiting from Chapter 11 and the continued reduction of its commodity fastener distribution business as part of the Company's effort to focus on its core business, to reduce costs and to return its specialty fastener division to profitability which was achieved in fiscal 1996;



         (iii) A write-down of $283,000 for certain pension assets that had been overstated in fiscal 1994 pursuant to a pension valuation from the Company's external actuarial counsel; and




         (iv) The expensing of $682,000 of financing costs over the life of the term debt representing the Company's costs on the Steen transaction whose term of debt was over ninety days, commencing August 1, 1995 to October 31, 1995.


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

        10.14 The Company's 1995 Stock Option Plan (incorporated by reference to Exhibit 10.15 of the 1995 10-KSB)


        10.15 Share Purchase Agreement between the Company and Steen Contractors Limited (incorporated by reference to the Company's Current Report on Form 8-K dated July 31, 1995)



        10.16 Agreement between the Company and Morrison Knudsen Corporation regarding the right to acquire the shares of McConnell Dowell Corporation Limited (incorporated by reference to the Company's Current Report on Form 8-K dated January 12, 1996)



        10.17 Credit Facility Agreement between the Company and BT Commercial Corporation (Incorporated by reference to Exhibit 2.1 to the Company's Current Report on Form 8-K dated March 29, 1996 (the "March 29, 1996 Form 8-K"))



        10.18 Cedar Group, Inc. Guarantee Agreement (Incorporated by reference to Exhibit 2.2 to the March 29, 1996 Form 8-K)



        10.19 Cedar Group, Inc. Pledge Agreement (Incorporated by reference to Exhibit 2.3 to the March 29, 1996 Form 8-K)



        10.20 Cedar Group, Inc. Security Agreement (Incorporated by reference to Exhibit 2.4 to the March 29, 1996 Form 8-K)



        10.21 Cedar Group Canada, Inc. Pledge Agreement (Incorporated by reference to Exhibit 2.5 to the March 29, 1996 Form 8-K)



        10.22 Cedar Group Canada, Inc. Security Agreement (Incorporated by reference to Exhibit 2.6 to the March 29, 1996 Form 8-K)



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


Dated: December 3, 1997                  DOMINION BRIDGE CORPORATION




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


       SIGNATURE                      TITLE                           DATE
       ---------                      -----                           ----

/s/ Michel L. Marengere      Chairman of the Board of          December 3, 1997
-----------------------      Directors, Chief Executive
Michel L. Marengere          Officer and Director

/s/ Rene Amyot               Director                          December 3, 1997
-----------------------
Rene Amyot

/s/ Peter P. Gil             Director                          December 3, 1997
-----------------------
Peter P. Gil

/s/ Nicolas Matossian        President and Chief Operating     December 3, 1997
-----------------------      Officer
Nicolas Matossian

/s/ Robert Chartier          Vice President, Interim CFO       December 3, 1997
-----------------------
Robert Chartier

/s/ Reynald Lemieux          Director                          December 3, 1997
-----------------------
Reynald Lemieux

/s/Louis Berlinguet          Director                          December 3, 1997
-----------------------
Louis Berlinguet

/s/Ladislas O. Rice          Director                          December 3, 1997
-----------------------
Ladislas O. Rice

/s/Andrew Choa               Director                          December 3, 1997
-----------------------
Andrew Choa

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

/s/ Ernst & Young

Montreal, Canada
December 20, 1995

DOMINION BRIDGE CORPORATION
CONSOLIDATED STATEMENTS OF OPERATIONS
YEARS ENDED SEPTEMBER 30
(IN THOUSANDS OF U.S. DOLLARS, EXCEPT PER SHARE DATA)
-----------------------------------------------------------------------------------------------------------------
                                                                1996                  1995                 1994
                                                        (restated, see Note 19)
-----------------------------------------------------------------------------------------------------------------
                                                                  $                     $                    $


SALES                                                           362,624              155,750               67,959
-----------------------------------------------------------------------------------------------------------------
Cost of sales                                                   327,921              139,407               59,295
Selling, general and administrative expenses                     38,720               15,433                8,107
-----------------------------------------------------------------------------------------------------------------
                                                                366,641              154,840               67,402
Income from operations of joint ventures (Note 8)                 2,189                2,165                    -
-----------------------------------------------------------------------------------------------------------------
Income (loss) from operations                                    (1,828)               3,075                  557
Interest expense, net                                            (2,104)                (406)                (341)
Other income                                                      1,134                1,236                  767
-----------------------------------------------------------------------------------------------------------------
Income (loss) before income taxes and minority interest          (2,798)               3,905                  983
-----------------------------------------------------------------------------------------------------------------
Income taxes (Note 11)
    Current                                                       1,283                 (300)                  70
    Deferred                                                       (709)               1,993                  230
-----------------------------------------------------------------------------------------------------------------
                                                                    574                1,693                  300
-----------------------------------------------------------------------------------------------------------------
Income (loss) before minority interest                           (3,372)               2,212                  683
Minority interest - cash dividends on preferred shares             (645)                 (70)                (248)
Minority interest - deemed dividends on conversion
    of subsidiary preferred shares (Note 19)                     (4,260)                   -                  -
Minority interest - common stock                                 (1,667)                (122)                 (19)
-----------------------------------------------------------------------------------------------------------------
NET (LOSS) INCOME                                                (9,944)               2,020                  416
-----------------------------------------------------------------------------------------------------------------

Net income (loss) per common share and common
    share equivalents                                              $                     $                    $
        Primary                                                  (0.55)                 0.14                 0.05
        Fully diluted                                                -                  0.11                 0.05
-----------------------------------------------------------------------------------------------------------------

Weighted average number of common shares
    and common share equivalents outstanding
        Primary                                              18,174,000           14,929,000            8,912,000
        Fully diluted                                        23,565,000           17,688,000           11,000,000
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

DOMINION BRIDGE CORPORATION
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
YEAR  ENDED SEPTEMBER 30, 1996
(AS RESTATED, SEE NOTE 19)
(ALL DOLLAR FIGURES ARE IN THOUSANDS OF U.S. DOLLARS UNLESS OTHERWISE INDICATED)
-------------------------------------------------------------------------------

2.      SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONT'D)

        Construction contracts


        Income on construction contracts is recognized on the percentage-of-completion basis. This method allows the recording of income as the contract progresses based on estimates of the gross margin, the cost to complete and the percentage of completion. Anticipated losses are recorded as they become determinable.



        Management establishes these estimates by periodically assessing the status of each contract using actual costs incurred compared to budgeted costs and hours worked compared to plan.



        In the ordinary course of its construction business, the Company together with the client, may conduct a review following the completion of the project, for the purpose of establishing a final contract amount. Income is recorded when the Company's entitlement to the payment is established.



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


14.     STOCKHOLDERS' EQUITY

        Each of the conversion prices disclosed below, in each of the fiscal years, represents the fair market value of the Company's common stock as of the date the underlying transacton was entered into.


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

DOMINION BRIDGE CORPORATION
        SCHEDULE II
VALUATION AND QUALIFYING ACCOUNTS
        (US$ 000'S)


                                                             Additions
                                                             ---------
                                       Balance at    Charged to     Charged to                  Balance at
                                        beginning     costs and       other                       end of
             Description                 of year      expenses       accounts     Deductions       year
             -----------               ----------    ----------     ----------    ----------    ----------
Year ended September 30, 1996
  Allowance for doubtful accounts
  (deducted from accounts receivable)
                                          1,138          1,504                      1,138(1)       1,504

  Allowance for obsolescence
  (deducted from inventory)                   0              0                          0(2)           0

Year ended September 30, 1995
  Allowance for doubtful accounts           477          1,138                        477(1)       1,138
  (deducted from accounts receivable)


  Allowance for obsolescence
  (deducted from inventory)                   0              0                          0(2)           0

Year ended September 30, 1994
  Allowance for doubtful accounts            43            434                          0            477
  (deducted from accounts receivable)

  Allowance for obsolescence
  (deducted from inventory)                   0              0                          0              0



(1) Accounts deemed uncollectible



(2) Amounts impaired