Form 10-Q/A
period 1997-03-31
DOMINION BRIDGE CORP
filed 1997-12-09
CIK 854859

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

                                                                    MARCH 31, 1997     SEPTEMBER 30, 1996
                                                                    --------------     ------------------
                                                                      Unaudited
                                                                       (in thousands of U.S. dollars,
                                                                            except share amounts)
ASSETS
CURRENT ASSETS
Cash (Note 3)...................................................          7,153               26,231
Short Term deposits.............................................          6,255
Accounts receivable.............................................        101,367              126,911
Inventories.....................................................         56,988               43,762
Prepaid expenses and other current assets.......................          9,093                5,417
                                                                        -------              -------
TOTAL CURRENT ASSETS............................................        180,856              202,321
Property, plant and equipment, net..............................         41,504               38,289
Assets of business transferred under contractual arrangements
  (preferred shares)............................................          3,847                3,847
Goodwill........................................................         11,810               11,958
Pension assets..................................................          1,308                1,187
Advances to and investments in unincorporated joint ventures....          1,244                2,398
Other assets....................................................          8,557                5,247
                                                                        -------              -------
TOTAL ASSETS....................................................        249,126              265,247
                                                                        =======              =======
LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES
Bank indebtedness(Note 4).......................................          1,473                5,624
Term loan (Note 4)..............................................         20,000               30,000
Accounts payable and accrued expenses...........................        102,740              119,839
Customer advances...............................................         23,187               16,166
Current portion of obligations under capital leases.............          2,425                2,979
                                                                        -------              -------
TOTAL CURRENT LIABILITIES.......................................        149,825              174,608
Deferred income taxes...........................................          7,246                5,147
Accrued post-retirement benefits other than pensions............          1,604                  514
Obligations under capital leases................................          3,330                2,274
Minority interest...............................................         17,542               18,783
Negative goodwill...............................................         10,390               12,945
Other long-term liabilities.....................................          3,715                2,976
                                                                        -------              -------
STOCKHOLDERS' EQUITY
Preferred stock, $0.001 par value; 25,000,000 shares authorized, none issued
Common stock, $0.001 par value; 50,000,000 shares authorized;
  issued and outstanding: 29,003,648 shares in 1997 and
  15,697,582 shares in 1996.....................................             29                   25
Additional paid-in capital (Restated, see note 10)..............         69,795               60,624
Deficit (Restated, see note 10).................................        (11,642)             (10,191)
Cumulative translation adjustment...............................           (884)                (634)
                                                                        -------              -------
                                                                         57,298               49,824
Subscription receivable.........................................         (1,824)              (1,824)
                                                                        -------              -------
Total Stockholders' Equity......................................         55,474               48,000
                                                                        -------              -------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY......................        249,126              265,247
                                                                        =======              =======

Commitments and contingencies (Note 8)

                             See accompanying notes

'
                          DOMINION BRIDGE CORPORATION

                     CONSOLIDATED STATEMENTS OF OPERATIONS

               Three and Six months ended March 31, 1997 and 1996

                                              THREE MONTHS ENDED           SIX MONTHS ENDED
                                            -----------------------     -----------------------
                                            MARCH 31,     MARCH 31,     MARCH 31,     MARCH 31,
                                              1997          1996          1997          1996
                                              (in thousands of U.S. dollars, except per share
                                                                   data)
                                                                 Unaudited
SALES...................................      132,732        53,517       257,536       104,958
                                            -----------   -----------   -----------   -----------
Cost of sales...........................      120,199        45,813       232,080        89,525
Selling, general and administrative
  expenses..............................       14,949         4,317        27,268         9,350
                                            -----------   -----------   -----------   -----------
                                              135,148        50,130       259,348        98,875
Income from operations of joint
  ventures..............................          268           244           483           732
                                            -----------   -----------   -----------   -----------
Income (loss) from operations...........       (2,148)        3,631        (1,329)        6,815
Interest (expense)......................       (1,530)           (3)       (2,919)           43
Gain on disposal of subsidiary shares
  (Note 6)..............................        3,000            --         3,000            --
Other income............................          967            61         1,319           234
                                            -----------   -----------   -----------   -----------
Income (loss) before income taxes and
  minority interest.....................          289         3,689            71         7,092
                                            -----------   -----------   -----------   -----------
Income taxes (Note 5)...................         (529)       (1,406)       (1,149)       (2,717)
Income (loss) before minority
  interest..............................         (240)        2,283        (1,078)        4,375
Minority interest -- dividends on
  preferred shares......................           --          (131)           --          (205)
Minority interest -- common stock.......          (96)           28          (373)          (11)
                                            -----------   -----------   -----------   -----------
NET (LOSS) INCOME.......................         (336)        2,180        (1,451)        4,159
                                            -----------   -----------   -----------   -----------
Net income (loss) per common share and
  common share equivalents
  Primary...............................        (0.01)         0.13         (0.05)         0.25
  Fully diluted.........................           --          0.13            --          0.24
                                            -----------   -----------   -----------   -----------
Weighted average number of common shares
  and common share equivalents
  outstanding
  Primary...............................    28,963,204    16,329,589    28,138,171    16,320,488
  Fully diluted.........................    28,963,204    17,357,811    28,893,818    17,334,599
                                            ===========   ===========   ===========   ===========

                             See accompanying notes

                          DOMINION BRIDGE CORPORATION

                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                           Six months ended March 31

                                                                            1997        1996
                                                                           -------     -------
                                                                            (in thousands of
                                                                              U.S. dollars)
                                                                                Unaudited
CASH FLOW FROM OPERATING ACTIVITIES
Net (loss) income......................................................     (1,451)      4,159
Adjustments to reconcile net income to the cash provided by (used for)
  operating activities
  Minority interest in net income......................................        373          11
  Gain on disposal of subsidiary common shares.........................     (3,000)
  Depreciation and amortization........................................      5,360       1,476
  Common stock issued for services.....................................        553          --
  Amortization of negative goodwill....................................     (2,513)         --
  Deferred income taxes................................................        995         343
  Deferred pension cost................................................       (121)         --
  Income from operations of joint ventures.............................       (483)       (732)
  Cash distributions from joint ventures...............................      1,637         292
  Decrease (Increase) in accounts receivable...........................     25,544      (1,636)
  (Increase) Decrease in prepaid expenses and other assets.............     (3,676)      1,030
  Decrease (increase) in inventories...................................    (13,226)     (2,113)
  (Decrease) increase in accounts payable..............................    (17,099)     (6,840)
  Increase in customer advances........................................      7,021        (129)
  Other -- net.........................................................        345          --
                                                                           --------    --------
NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES....................        259      (4,139)
                                                                           --------    --------
CASH FLOW FROM INVESTING ACTIVITIES
Proceeds on disposal of subsidiary common shares.......................     10,436          --
Decrease (Increase) in short term deposits.............................     (6,255)      1,320
Cash consideration paid for acquired businesses........................         --     (23,505)
Cash of acquired businesses............................................         --      35,301
Cash redemption of minority interest...................................         --      (6,163)
Repayment by (advance to) a shareholder................................         --         460
Cash payment for purchase of equipment.................................     (8,427)         30
(Increase) in other assets.............................................     (3,310)     (2,041)
                                                                           --------    --------
NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES....................     (7,556)      5,402
                                                                           --------    --------
CASH FLOW FROM FINANCING ACTIVITIES
Issuance (Repayment) of term loan......................................    (10,000)     14,385
Proceeds from issuance of common stock.................................         --       4,008
Issue of preferred shares of subsidiary to minority interest...........         --      22,374
Bank indebtedness......................................................     (4,151)     (5,635)
Other long-term liabilities............................................      1,728          (8)
(Payment) Issue of capital lease obligations...........................        502          --
                                                                           --------    --------
Net cash provided by financing activities..............................    (11,921)     35,124
                                                                           --------    --------
Effect of foreign exchange rate fluctuations on cash...................        140        (685)
                                                                           --------    --------
Net change in cash.....................................................    (19,078)     35,702
Cash, at beginning of period...........................................     26,231       4,765
                                                                           --------    --------
Cash, at end of period (Note 3)........................................      7,153      40,467
                                                                           ========    ========
NON-CASH INVESTING AND FINANCING ACTIVITIES
Issuance of common stock on conversion of minority interest preferred
  shares (note 7)......................................................      8,537          --
Purchase of minority interest preferred stock of subsidiaries..........     (8,537)         --
                                                                           --------    --------

                             See accompanying notes

                          DOMINION BRIDGE CORPORATION

                 CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY

                     Six Month Period Ended March 31, 1997

                                                COMMON   ADDITIONAL             CUMULATIVE
                                                STOCK     PAID-IN               TRANSLATION  SUBSCRIPTION
                                     SHARES     AMOUNT    CAPITAL     DEFICIT   ADJUSTMENT    RECEIVABLE
                                    ---------   ------   ----------   -------   ----------   ------------
                                                (dollar amounts in thousands of U.S. dollars)
                                                                 (unaudited)
Balance at September 30, 1996 as
  originally filed................  24,722,188    25       57,601      (5,931)     (634)        (1,824)
Deemed dividend (Note 10).........         --     --        3,023      (4,260)       --             --
                                                  --
                                    ---------            ----------   -------   ----------   ------------
Restated balance at September 30,
  1996............................  24,722,188    25       60,624     (10,191)     (634)        (1,824)
Issuance of common stock upon
  conversion of Dominion Bridge,
  Inc. Class A preferred shares...     50,334     --          104          --        --
Issuance of common stock upon
  conversion of Cedar Group (TCI)
  LLC preferred shares............  3,971,126      4        8,533          --        --             --
Share issue costs.................         --     --          (18)         --        --             --
Translation adjustments, net of
  income taxes of nil.............         --     --           --          --      (250)            --
Issuance of common stock for
  services........................    260,000     --          552          --        --             --
Net loss for the period...........         --     --           --      (1,451)       --             --
                                                  --
                                    ---------            ----------   -------   ----------   ------------
Balance at March 31, 1997.........  29,003,648    29       69,795     (11,642)     (884)        (1,824)
                                    =========   ======    =======     =======   ========     =========

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)


     (All dollar figures are in thousands of US dollars unless otherwise indicated.)


1.   NATURE OF OPERATIONS

     Dominion Bridge Corporation, a Delaware corporation with executive offices in Montreal, Canada, specializes in international engineering, infrastructure development and project management and ship building and repair.

2.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

     The accompanying consolidated financial statements have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission ("SEC"). This Report on Form 10-Q should be read in conjunction with the Company's Annual Report on Form 10-K for the year ended September 30, 1996, as amended. The information reflects all normal and recurring adjustments which, in the opinion of management, are necessary for a fair presentation of the financial position of the Company and its results of operations for the interim periods set forth herein. The results for the six months ended March 31, 1997 are not necessarily indicative of the results to be expected for the full year.

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

10.  RESTATEMENT OF SEPTEMBER 30, 1996

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

     In addition, the Company received net proceeds of $10.6 million from the sale of 6,000,000 ordinary shares of MDC, representing 13% of the equity of MDC. After giving effect to the sale, the Company continues to own approximately 65% of the outstanding ordinary shares of MDC, which percentage being approximately equal to the MDC holdings the Company originally intended to acquire. The Company recorded a book gain from the sale of the shares of $3.0 million, which is included in Other Income. Income taxes of $0.75 million have been provided for in the Company's quarterly provision. Twenty (20) institutional investors in Australia, New Zealand, Singapore and Hong Kong acquired the block. The broader distribution of MDC shares is expected to enhance interest and liquidity in MDC stock. The Company currently does not have an intention to dispose of any further common shares of MDC and, accordingly, it is unlikely that a similar transaction will occur in future periods.

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

     In addition, the Company received net proceeds of $10.6 million from the sale of 6,000,000 ordinary shares of MDC, representing 13% of the equity of MDC. After giving effect to the sale, the Company continues to own approximately 65% of the outstanding ordinary shares of MDC. The Company recorded a book gain from the sale of the shares of $3.0 million, which is included in Other Income. Income taxes of $0.75 million have been provided for in the Company's six months tax provision. The Company currently does not have an intention to dispose of any further common shares of MDC and, accordingly, it is unlikely that a similar transaction will occur in future periods.

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

     At a subsequent Board of Directors meeting, Messrs. Ladislas Rice and Andrew Choa and Dr. Nicholas Matossian were elected to the Board of Directors.

ITEM 5.   OTHER INFORMATION

     None.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

     (a)  Exhibits

    EXHIBIT NO.                               DESCRIPTION
    -----------     ----------------------------------------------------------------
     4(a)           Amendment and Extension Agreement Among the Company, Certain of
                    its Subsidiaries, and BT Commercial Corporation. (previously filed)
    11              Statement Re: Computation of Per Share Earnings (previously filed)
    27              Financial Data Schedule.

     (b)  Reports on Form 8-K

     None.

                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Form 10-Q/A to be signed on its behalf by the undersigned, thereunto duly authorized.

DOMINION BRIDGE CORPORATION

By: /s/ MICHEL L. MARENGERE                                             Dated: December 3, 1997
    Michel L. Marengere
    Chairman of the Board
    Chief Executive Officer
    (Principal Executive Officer)
By: /s/ ROBERT CHARTIER                                                 Dated: December 3, 1997
    Robert Chartier
    Vice President and Interim Chief
    Financial Officer
    (Principal Financial
    and Accounting Officer)

                                   EXHIBIT INDEX

    EXHIBIT NO.                               DESCRIPTION
    -----------     ----------------------------------------------------------------
    27              Financial Data Schedule.