Form 10-K
period 1997-09-30
DOMINION BRIDGE CORP
filed 1998-01-16
CIK 854859

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-K

/X/ ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE FISCAL YEAR ENDED SEPTEMBER 30, 1997

/ / TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM


                            ---------------- --, ----

                                       TO

                            ---------------- --, ----

                        COMMISSION FILE NUMBER: 1-10372

                           DOMINION BRIDGE CORPORATION
             (Exact Name of Registrant as Specified in its Charter)

            DELAWARE                                    23-2577796
   (State or Other Jurisdiction             (I.R.S. Employer Identification No.)
of Incorporation or Organization)

    500 NOTRE DAME ST., 3RD FLOOR                         H8S 2B2
      LACHINE, QUEBEC, CANADA
(Address of Principal Executive Offices)                 (Zip Code)

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

     (1)  Yes [X]   No [__]                 (2)  Yes [X]   No [__]

         Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [__]

         The aggregate market value of the voting stock held by non-affiliates of the registrant, as of January 7, 1998, was approximately $47,689,795 based upon the closing price of the Common Stock on such date as reported on the NASDAQ National Market System of $1.96875. The information provided shall in no way be construed as an admission that any person whose holdings are excluded from the figure is an affiliate or that any person whose holdings are included is not an affiliate, and any such admission is hereby disclaimed. The information provided is included solely for record keeping purposes of the Securities and Exchange Commission.

        APPLICABLE ONLY TO REGISTRANTS INVOLVED IN BANKRUPTCY PROCEEDINGS
                           DURING THE PAST FIVE YEARS

         Check whether the registrant has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court.

                                 Yes [X] No [__]

                    APPLICABLE ONLY TO CORPORATE REGISTRANTS

         The number of shares outstanding of the registrant's sole class of common stock as of January 7, 1998 was 31,447,648 shares.

         All dollar amounts included in this Report are shown in U.S. dollars, unless otherwise indicated.

                       DOCUMENTS INCORPORATED BY REFERENCE

         None.

                                TABLE OF CONTENTS

                                                                            Page

PART I.........................................................................2

ITEM 1.       DESCRIPTION OF BUSINESS..........................................2

ITEM 2.       DESCRIPTION OF PROPERTIES.......................................16

ITEM 3.       LEGAL PROCEEDINGS...............................................17

ITEM 4.       SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.............20

PART II.......................................................................21

ITEM 5.       MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS........21

ITEM 6.       SELECTED FINANCIAL DATA.........................................23

ITEM 7.       MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
              AND RESULTS OF OPERATIONS.......................................23

ITEM 8.       FINANCIAL STATEMENTS............................................30

ITEM 9.       CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING
              AND FINANCIAL DISCLOSURE........................................30


PART III......................................................................31

ITEM 10.      DIRECTORS AND EXECUTIVE OFFICERS, PROMOTERS AND CONTROL
              PERSONS; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT......31

ITEM 11.      EXECUTIVE COMPENSATION..........................................36

ITEM 12.      SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT..39

ITEM 13.      CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS..................43

PART IV.......................................................................44

ITEM 14.      EXHIBITS AND REPORTS ON FORM 8-K................................44

                          PRIVATE SECURITIES LITIGATION
                        REFORM ACT SAFE HARBOR STATEMENT

         When used in this Annual Report on Form 10-K and in other public statements by the Company and Company officers, the words "expect," "estimate," "project," "intend," and similar expressions are intended to identify forward-looking statements regarding events and financial trends which may affect the Company's future operating results and financial condition. Such statements are subject to risks and uncertainties that could cause the Company's actual results and financial condition to differ materially. Such factors include, among others: (i) the impact that a recent consent solicitation and the possible sale of the Company may have on the Company's ongoing operations; (ii) the risk of claims for product and construction liability or other liability associated with the Company's construction operations; (iii) the Company's ability to secure performance bonding on the projects it undertakes; (iv) the intense competition and the bidding process in which the Company competes; (v) the Company's ability to obtain financing on satisfactory terms and the degree to which the Company is leveraged; (vi) the Company's ability to obtain loan guarantees and other governmental support for projects to be undertaken by the Company; (vii) the sensitivity of the Company's business to general economic conditions, including conditions internationally where the Company's subsidiaries operate; (viii) the timing of completion of projects; (ix) the performance of suppliers and subcontractors; (x) the Company's ability to avoid penalties for delays in completion of projects and cost overruns; (xi) factors associated with international ventures such as the relative strength of the dollar when compared to the currencies in the countries in which the Company operates; (xii) the Company's ability to remain in compliance with the numerous environmental, health and safety requirements to which it is subject; (xiii) changes in accounting principles, policies or guidelines; and (xiv) other economic, competitive, governmental and technological factors affecting the Company's operations, markets, products, services and prices. Additional factors are described in this Annual Report on Form 10-K and in the Company's other public reports filed with the Securities and Exchange Commission. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date made. The Company undertakes no obligation to publicly release the result of any revision of these forward-looking statements to reflect events or circumstances after the date they are made or to reflect the occurrence of unanticipated events.

                                     PART I

ITEM 1. DESCRIPTION OF BUSINESS.

GENERAL DEVELOPMENT OF BUSINESS

         Dominion Bridge Corporation (the "Company") was incorporated on February 16, 1989 in Delaware as Cedar Group, Inc. and subsequently changed its name to Dominion Bridge Corporation in 1996 to more readily identify the Company with its principal North American operating subsidiary. The Company primarily operates as a diversified international engineering and construction company in North America, Australia and Southeast Asia, and has additional operations in shipbuilding and repair and industrial specialty fasteners.

         Since 1994, the Company has established its operations by way of four principal and several other acquisitions. The principal acquisitions concluded by the Company were:

                  (i) in 1994, the acquisition from United Dominion Industries Limited ("UDI") of Dominion Bridge Inc. ("DBI"), a 116 year-old Canadian general contractor engaged in infrastructure projects in Canada and North America;

                  (ii) in 1995, the acquisition of Steen Contractors Limited and related subsidiaries ("Steen"), an 80 year-old engineering and construction company which focuses on mechanical, heating, ventilation and air conditioning and, recently, in the construction of oil and gas pipelines;

                  (iii) in 1996, the acquisition of a controlling interest in McConnell Dowell Corporation Limited ("MDC"), a general contractor engaged in a broad range of infrastructure projects in the Asia-Pacific region, the Middle East and Eastern Europe; and

                  (iv) also in 1996, the acquisition of Davie Industries Inc. ("Davie," formerly known as "The MIL Group Inc."), which is engaged primarily in commercial and military ship design, construction and repair, the construction and repair of offshore drilling rigs and the manufacturing of industrial products.

         The Company's initial acquisitions were in the industrial and aerospace specialty fasteners market and included the 1994 acquisition of a controlling interest in Unimetric Corporation ("Unimetric") from Ateliers de la Haute Garonne ("AHG"), and several small acquisitions prior to the Unimetric acquisition by a predecessor company, Edinov Corporation ("Edinov"). In 1994, the Company sold its shares of Edinov, which owned several Canadian fastener companies, and DBI's steel service center division.

         International Engineering and Construction

         The international engineering and construction activities of the Company are conducted in North America by DBI and Steen and in Australia, South East Asia, the Pacific Islands, the Middle East and Eastern Europe by MDC. The following is a summary of the transactions that have been concluded by the Company to establish its engineering and construction operations.

         Dominion Bridge Inc. On April 8, 1994, the Company completed the acquisition of 85% of DBI from UDI, which had operated it as an unincorporated division. The acquisition, effective March 9, 1994 for accounting purposes, had UDI transfer all of the assets, liabilities and business of its Dominion Bridge division into a newly-created subsidiary of UDI (which is now DBI), which the Company purchased for a net payment of Cdn $5,000,000 in cash. UDI was also issued Cdn $18.3 million of DBI's Class A Preferred Shares in connection with the transfer of assets. Concurrently, the Company contributed Cdn $2 million to DBI in exchange for its Class B Preferred Shares. The Class A Preferred Shares were convertible into the Company's common stock at a rate of Cdn $6.00 and paid a quarterly dividend at a rate of 7.5% annually. The Class A Preferred Shares were subject to certain put and call rights.

         On October 21, 1994, the Company reached agreement with UDI whereby the Company acquired from UDI the remaining 15% of the common shares of DBI and all of the Class A Preferred Shares in exchange for future cash payments totaling Cdn $18 million and transfer to UDI of certain assets having a book value of Cdn $1.4 million. The Company received a waiver of that year's fourth quarter Class A Preferred Share dividend payment. As of September 30, 1995, the Company paid Cdn. $8.3 million, transferred the assets and received all of the common shares of DBI held by UDI and Cdn. $8.8 million face value of the Class A Preferred Shares. The agreement between the Company and UDI was further modified on December 18, 1995, when the Company agreed to acquire the remaining Class A Preferred Shares of UDI for aggregate consideration of Cdn $11.5 million, consisting of cash of Cdn $5.0 million and the issuance of up to 1,250,334 shares of the Company's Common Stock to be sold by UDI from time to time to permit UDI to realize up to Cdn $6.5 million. These financial obligations to UDI were completed in 1996 and resulted in the Company issuing 1,050,334 shares of Common Stock and paying UDI $967,000 in lieu of issuing the additional 200,000 shares of Common Stock.

         At the time that the Class A Preferred Shares were purchased by the Company, UDI released all of the registered security interests it held on the assets of DBI, including any claims for bonding, letters of credit or other guarantees. It further forgave any claims to Cdn $1.8 million of interest and other claims against DBI, as well as all dividends accruing on the Class A Preferred Shares.

         During fiscal 1995, in order to pay its obligations to UDI, the Company sold to third party investors certain of the reacquired Class A Preferred Shares, which were concurrently converted into shares of common stock of the Company at a rate of Cdn $6.00. Of the 643,200 of Class A Preferred Shares converted to common stock, 450,000 of Class A Preferred Shares were acquired by Groupe Fidutech International Inc. from its purchase of $2.7 million of the Class A Preferred Shares. Groupe Fidutech International, Inc. is a company owned by Messrs. Marengere and Amyot, who are the Company's Chief Executive Officer and a Director, respectively. SEE "ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS."

         Steen Contractors Limited. On July 31, 1995, but effective March 31, 1995, the Company purchased 75% of the outstanding common shares of Steen Contractors Limited for a cash price of Cdn $6.3 million ($4.5 million). The acquisition, accounted for under the purchase method of accounting, was effective April 1, 1995 for accounting purposes, the date on which the Company assumed operational control. The remaining 25% of common shares were purchased for Cdn $2.1 million ($1.6 million) on March 31, 1996, with the consideration being fully paid on May 3, 1996. The total cost of the Company's acquisition of Steen was approximately U.S. $6.1 million. Funds for the initial acquisition of the 75% of the common shares were provided to the Company by a U.S. $5.0 million bridge loan from BT Commercial Corporation ("BTCC"), an affiliate of Banker's Trust Company. The loan was repaid in full in October 1995 with funds partially raised from the private placement sale of convertible preferred stock by the Company's subsidiary, Cedar Group (TCI) Inc. LLC ("TCI"). SEE "ITEM 7 MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS."

         McConnell Dowell Corporation Limited. In January 1996, the Company, through a subsidiary, acquired 19.9% of the ordinary shares of MDC from Morrison Knudsen Corporation for A$1.25 (U.S. $0.98) per share. On January 18, 1996, a tender offer was made for all ordinary shares of MDC at a net price to the seller of A$1.25 (U.S. $0.98). This was later increased to A$1.60 (U.S. $1.25). Under this tender offer, an additional 11,178,115 ordinary shares, or 26.89%, were tendered and purchased by the Company's subsidiary. Prior to the expiration of this tender offer, on March 29, 1996 the Company's subsidiary purchased 12,640,000 ordinary shares, or 30.4%, in a block purchase on the Australian Stock Exchange, which provided 50.3% ownership of MDC. For purposes of accounting, MDC was consolidated as of March 29, 1996. After the close of the tender offer, the Company owned 32,187,000 ordinary shares, or 77.4% of the outstanding ordinary shares of MDC. The total cost to acquire these ordinary shares, including all related fees and expenses, was US $40.2 million.

         In June 1997, the Company sold 6,000,000 ordinary shares of MDC to institutional investors for US $10.6 million, reducing its ownership to approximately 63%. In November, through open market purchases, the Company reacquired approximately 305,000 ordinary shares of MDC for approximately $600,000. As of the date of this Report, the Company owns approximately 64% of the outstanding shares of MDC. The ordinary shares of MDC continue to trade on the Australian Stock Exchange and the New Zealand Stock Exchange.

         The Company financed the $40.2 million acquisition cost of MDC by the issuance of US $24.2 million of a 6% convertible preferred shares of TCI by way of an offshore private placement, and a U.S. $30.0 million credit facility from BTCC. SEE "ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - LIQUIDITY AND CAPITAL RESOURCES."

         Ship Construction, Repair, Design and Industrial Production

         The ship construction repair and design activities of the Company are conducted by Davie. The following is a summary of the Company's acquisition of Davie.

         Davie Industries Inc. On April 24, 1996, but effective March 31, 1996, the Company, through a subsidiary, purchased from Societe Generale de Financement ("SGF") 100% of the common stock of Davie Industries in a privatization transaction. SGF is the industrial finance arm of the Government of Quebec. Under terms of the transaction, the Company purchased for Cdn $1.00 (one dollar) all of the common stock of Davie and SGF assumed all the current and contingent liabilities on the date of acquisition, including Davie's accumulated working capital deficit. On May 15, 1996, SGF invested an additional Cdn $25.0 million (US $ 18.5 million) to fund capital expenditures and provide Davie with working capital over the next two years in accordance with the business plan adopted by the Company and SGF. SGF has also agreed to invest up to another Cdn $25.0 million in Davie at a rate of Cdn $1.00 for each Cdn $3.00 invested by the Company for expenditures under Davie's development plan. The Company has agreed to invest over a three year period from the effective date of acquisition Cdn $45 million to modernize Davie's facilities under the Davie development plan, subject to financial market conditions and the conditions in the potential industry sectors identified in the business plan. There is no prescribed financial penalty or impact on the ownership of Davie if the Company were to fail to make the agreed upon investment.

         The transaction was accounted for as a purchase for accounting purposes. Under applicable accounting principles, the Company was further required to value the assets of Davie acquired at the price paid for the acquisition. Approximately US $24.2 million of net fixed assets were written down to Cdn $1.00 (one dollar) and the remainder of the difference between the new assets acquired and the purchase price was accounted for by negative goodwill, which will be amortized against earnings over a three year period.

         Specialty Fasteners

         Unimetric Corporation. The Company acquired 70% of the shares of Unimetric on April 26, 1994, and acquired the balance in December 1997. The purchase price for the initial 70% was $1.0 million, consisting of a cash payment of $900,000, issuance of 88,968 shares of the Company's common stock and a $200,000 cash purchase of Unimetric 4% non-cumulative, non-voting preferred shares. Approximately $900,000 of indebtedness due to AHG by Unimetric was converted into 4% non-cumulative, non-voting preferred shares. The Company subsequently purchased the preferred shares of Unimetric from AHG by issuing 338,033 shares of its common stock. Finally, in December 1997 the Company agreed to purchase the balance of AHG's interest in Unimetric, including shareholder loans, for a purchase price of $400,000 to be paid in installments.

         Although the Company has no formal plan to do so, the Company is exploring the divestiture of the specialty fastener business. The acquisition of AHG's remaining ownership interest is expected to facilitate such a divestiture.

         Divestitures

         Divestiture of the Company's Canadian commodity fastener business carried out by its predecessor company, Edinov, was completed in December 1994.

         The Company at that time sold the shares that it held in Edinov for cash of Cdn $1.0 million and received Cdn $5.1 million of preferred shares from the purchaser, 3091473 Canada, Inc. The preferred shares carry a stated dividend equal to the bank prime rate and are redeemable annually at varying amounts commencing in 1995 through 2009. In August 1997, the acquirer failed to make the required partial redemption and pay the accompanying dividend. The Company is evaluating its rights as a result of this default.

         In December 1994, the Company sold its Amherst, Nova Scotia steel service center division for gross proceeds of Cdn $900,000.

         In March 1997, the Company sold its Winnipeg rebar division for approximately Cdn $700,000.

BREAKDOWN OF SALES, OPERATING PROFITS AND IDENTIFIABLE ASSETS BY BUSINESS SEGMENT AND GEOGRAPHY

         The following table presents the breakdown of sales and operating profit by business segment for the last three fiscal years.

FOR THE FISCAL YEARS ENDED                                  9/30/97             9/30/96              9/30/95
                                                                              ($ THOUSANDS)
                                                                              [As Restated]
SALES BY BUSINESS SEGMENT
     Engineering & Construction (1)                         $513,409            $ 336,599           $ 150,996
     Shipbuilding and Repair (2)                              50,073               21,729                  --
     Fasteners                                                 4,096                4,296               4,754

Total Revenues                                               567,578            $ 362,624            $155,750

OPERATING INCOME (LOSS)
     Engineering & Construction (1)                          (2,433)              $ 2,611              $3,246
     Shipbuilding and Repair (2)                              2,333                (131)                  --
     Specialty Fasteners                                       (921)              (1,467)             (1,316)
     Segment Operating Income (Loss)                         (1,021)                1,013               1,930
     Corporate Expenses                                     (11,915)              (5,030)             (1,020)
     Interest                                                (5,215)              (2,104)               (406)
     Provision for Impairment in
         Value of an Investment                              (3,847)                  --                  --
     Other Income (Loss)                                     (4,166)                1,134               1,236
     Gain on Disposal of Subsidiary Shares                     1,342                   --                  --
     Income from Operations of Joint Ventures                  1,180                2,189               2,165
     Income Tax Provision                                    (4,833)                (574)             (1,693)
     Minority Interest - Common Stock                        (2,627)              (1,667)               (122)
     Minority Interest - Cash Dividends                           --                (645)                (70)
         on Preferred Shares
     Minority Interest - Deemed Dividends on                      --              (4,260)                  --
         Preferred Shares

TOTAL ASSETS (3)
     Engineering and Construction                           $219,694             $224,912             $79,400
     Shipbuilding and Maintenance                             16,960               28,655                  --
     Fasteners                                                 3,519                4,275               5,503
     Total Assets                                            240,173              257,842              84,903

(1) Includes revenues and operating income of Steen from April 1995 and of MDC from April 1996.

(2) Includes revenues and operating income from Davie from April 1996. Prior thereto, the Company was not involved in this business segment.

(3) Excludes corporate assets of $2,591, $7,405 and $11,496 in fiscal years 1997, 1996 and 1995, respectively.

GEOGRAPHIC SEGMENTS                                                NORTH            AUSTRALIA AND
FISCAL 1997                                                       AMERICA          SOUTHEAST ASIA
Assets                                                            $107,436           $132,737
Sales                                                              271,955            295,623
Segment Operating Income (Loss)                                   (11,907)             10,886

NARRATIVE DESCRIPTION OF BUSINESS

         Description of Engineering and Construction Business

         The Company is an engineering and construction company with operational headquarters in Montreal, Canada and Melbourne, Australia. It has facilities throughout Canada and, through MDC, in Australia, New Zealand, Singapore, Thailand, Hong Kong and Indonesia. In fiscal 1997, approximately 90% of the Company's total revenues were derived from engineering and construction. Geographically, approximately 42% of these revenues were derived from North and South America and 58% were derived from Asia-Pacific.

         The Company's principal business is infrastructure construction and engineering projects. Traditionally, its principal operations include civil, mechanical and electrical engineering and construction. Specifically, the Company's infrastructure construction and engineering capabilities include tunnels, bridges, pipelines, power plants, plants and factories, commercial buildings, engineering and design, mechanical contracting, oil and gas offshore platforms, mills and mining infrastructure, and steel fabrication. The Company serves the broad commercial and industrial markets of energy, pulp and paper, mining, port facilities, large cranes, material handling systems, petrochemical, food processing, sports and entertainment facilities, as well as general commercial and industrial facility construction.

         The Company believes that it has prospects for future growth due to the need for building and replacing existing infrastructure in most parts of the world. In addition, the Company is continuing to implement its strategy towards obtaining recurring revenue projects. In this regard, DBI, Steen and MDC have been able to obtain turnaround projects and similar work from major oil companies which management believes will provide approximately $75 million of revenue during each of the next three (3) fiscal years.

         North America. The Company's North American engineering and construction operations are conducted by DBI and Steen. DBI's operations are particularly suited to large scale engineering projects. The range of services provided by DBI include: fabrication, installation, project management, as well as, subcontracting, procurement, quality assurance and scheduling.

         DBI provides extensive services to the energy sector and, specifically, to the oil and gas industry. These services consist primarily of (i) mechanical installation of plant and equipment; (ii) design, fabrication and erection of ABI storage tanks and ASME pressure vessels; (iii) spooling and heavy walled pipe fabrication and installation; and (iv) refinery annual "turn around."

         Additionally, DBI is a major industrial contractor for the pulp and paper and mining industries. It executes civil, structural, mechanical, pipe fabrication and installation, pressure part (oilers) installation and modernization. DBI is also involved in comprehensive scheduling and project management for these industries.

         DBI's projects include the fabrication of box girder guide ways for monorails, cranes for the shipping industry and super structure steel for bridges; the supply and erection of structural steel for all types of construction projects; and the engineering, manufacturing and installation of piping for the pulp and paper and chemical industries.

         The pipeline division of Steen was formed in January 1997 and has completed Cdn $85 million of contracts for TransCanada Pipelines. With the growing demand for gas and oil gathering and distribution systems, Steen expects this division to continue to grow and to complement the compressor station activities of DBI.

         Australia and Southeast Asia. The Company's Australian and Southeast Asian engineering and construction operations are conducted by MDC. MDC is organized into the following principal divisions: pipeline, civil, mechanical, building and electrical. The operations of each division are described below.

         The pipeline division engineers, designs and constructs all aspects of pipeline transportation systems including gas, liquid, fuels, slurries, water and by-products throughout Australia, South East Asia, the Pacific Islands and the Middle East. This division also provides project management, design, engineering, estimating, procurement administration, quality assurance, quality control, supervision and safety services to its pipeline customers.

         The civil division is MDC's largest division and is involved in the procurement of design and construct contracts wherein MDC designs, builds and then turns over a completed operational facility to the client. The civil division has been involved in the construction of wharves and jetties, submarine pipelines, soft ground and hard rock tunnels, heavy industrial civil works, roads, bridges and supply and facilities, marine structures and piling.

         The mechanical division carries out a wide range of projects throughout Australia and South East Asia. These include oil storage terminals, refineries, processing plants, power generation and transmission lines. This division is involved in managing sophisticated control system installations, high-tech manufacturing facilities, state of the art fertilizer plants, major plant shut-downs and rebuilds and geothermal and petrochemical facilities.

         The building division is involved in the design and construction of industrial and process buildings primarily in Australia and Southeast Asia, including projects undertaken on a turnkey basis. MDC believes there is an increasing demand for such turnkey contracts and that it is has the engineering expertise to compete for these projects.

         Finally, the electrical division is one of New Zealand's largest suppliers of construction and maintenance services to the electrical and power system industry. The electrical division has recently expanded operations into Australia and Indonesia. This division is involved in power station, sub-station, transmission line and distribution line maintenance and construction; industrial and commercial maintenance and installation; and engineering and project management.

         Backlog. As of September 30, 1997, the Company had confirmed contracts in the engineering and construction segment of approximately $269 million, approximately $243 million of which the Company intends to complete during fiscal 1998. In addition to the backlog, the Company has been able to obtain turnaround projects and similar work from major oil companies which management believes will provide approximately $75 million in revenue in each of the next three (3) fiscal years. Although, the dollar amounts of the backlog and the recurring revenue are not necessarily directly proportional to the future earnings of the Company, the backlog represents business which is considered to be firm. In light of this statement, there can be no assurance that cancellations or scope adjustments will not occur.

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

         Steen's operations as a prime mechanical contractor dictate that a number of raw materials be employed in its operations. Steen uses a number of suppliers in its operations and is not dependent on any single supplier for its raw materials. Steen's pipeline division contracts strictly for the laying of pipe and does not supply any raw materials to the projects.

         Employees. As of the date of this Report, DBI, Steen and MDC employed, in the aggregate, approximately 4,550 persons, of which approximately 20% are members of a labor union. DBI (Lachine), with its approximately 350 employees, had a collective bargaining agreement which expired in October 1997. As of the date of this Report, DBI (Lachine) is in negotiations with the union with respect to a new contract. In October 1997, the Company entered into a new collective bargaining agreement for the Amherst, Nova Scotia plant. DBI's Manitoba operations, with its approximately 130 employees, has a collective bargaining agreement in place until May 31, 2000. Of the 230 Steen employees, approximately 140 are hourly staff employees which are covered by a general construction agreement, by each of their respective trades, to which Steen is a signatory. The general construction agreements cover all aspects generally found in collective bargaining agreements. MDC has experienced one work stoppage during the past five years. Neither DBI nor Steen have suffered any work stoppages during the past five years. The Company believes their labor relations to be amicable.

         Governmental Regulations. Many aspects of the Company's operations are subject to government regulations in the countries in which the Company operates, including those relating to currency conversion and repatriation, taxation of its earnings and the earnings of its personnel and its use of local employees and suppliers. The Company's operations are also subject to the risk of changes in national, state, provincial and local laws and policies which may impose restrictions on the Company, including trade restrictions, which could have a material adverse effect on the Company's business, financial condition and results of operations. Other types of government regulations which could, if enacted or implemented, materially and adversely affect the Company's operations could include expropriation or nationalization decrees, confiscatory tax systems, primary or secondary boycotts directed at specific countries or companies, embargoes and port restrictions or other trade barriers, mandatory sourcing rules and high labor rate and field price regulation. The Company cannot determine to what extent future operations and earnings of the Company may be affected by new legislation, new regulations or changes in, or new interpretations of, existing regulations.

         The Company's operations and properties are affected by numerous national, state, provincial and local environmental protection laws and regulations including those governing discharges into air and water and the handling and disposal of solid and hazardous waste. The Company expects compliance with these increasingly stringent and complex laws and regulations to become increasingly difficult and costly. In addition, the Company may be subject to claims alleging personal injury or property damage as a result of alleged exposure to hazardous substances.

         The Company is not aware of any non-compliance with environmental laws that could have a material adverse effect on the Company's business or operations. However, while the Company has an environmental compliance program in place, it cannot guarantee that any non-compliance, if it exists, would not have a material adverse effect on the Company. In addition, there can be no assurance that environmental laws, regulations or their interpretation will not change in the future in a manner that could not materially and adversely effect the Company. Certain environmental laws provide for liability for investigation and remediation of spills and other releases of hazardous substances. Such laws may apply to conditions at properties presently or formerly owned or operated by an entity or its predecessors, as well as the conditions at properties at which waste or other contamination attributable to an entity or its predecessors come to be located. The Company's facilities have been operated for many years and substances which are or might be considered hazardous were used and disposed of at some locations which will, or may, require the Company to make expenditures for remediation. However, the Company does not anticipate incurring material capital expenditures for environmental controls or for investigation or remediation of environmental conditions during the current or succeeding fiscal year. Nevertheless, the Company can give no assurance that it, or entities for which it may be responsible, will not incur liability in connection with the investigation and remediation of facilities it currently owns or operates (or formerly owned or operated) or other locations in a manner that could materially and adversely affect the Company.

         The Company's business sometimes involves working with volatile and hazardous substances which expose it to risk of liability for personal injury or property damage caused by any release, spill or other accident involving such substances that occur as a result of the conduct of its business. The Company has been, and may continue to be, unable to obtain adequate environmental damage or pollution insurance at a reasonable cost. Although the Company maintains general liability insurance, this insurance is subject to coverage limitations, deductibles and exclusions and may exclude coverage for losses or liabilities relating to pollution damage. Therefore, there can be no assurance that the liabilities that may be incurred by the Company will be covered by its insurance policies, or if covered, that the dollar amount of such liabilities will not exceed the Company's policy limits. A partially uninsured claim, if successful and of sufficient magnitude, could have a material adverse effect on the Company's business, financial condition and results of operations.

         It is possible that environmental liabilities in addition to those described above may arise in the future. Although the Company's facilities in Canada and certain other jurisdictions operate under stringent environmental laws, certain of its other operations, including those in the Middle East and Southeast Asia, have not been so regulated. As a result, the Company could incur significant future liabilities should the laws of the jurisdictions in which the Company operates change to impose additional environmental remediation obligations. The precise costs associated with these or other future environmental laws are difficult to predict at this time.

         Health and safety records of contractors continue to be an important decision criteria of project promoters and owners in the awarding of contracts. Construction and heavy equipment involve a high degree of operational risk. Natural disasters, adverse weather conditions or operator error can cause personal injury or loss of life, severe damage to and destruction of property and equipment and suspension of operations. Litigation arising from such an occurrence may result in the Company being named as a defendant in lawsuits asserting substantial claims. The primary responsibility for safety is that of the various project managers. The Company also employs Safety and Quality Assurance Managers. Although the Company has been subject to claims in the ordinary course of its business, the Company believes its health and safety record has been acceptable.

         Marketing. DBI, Steen and MDC obtain most of their projects by competitive bid. DBI, Steen and MDC employ a full-time marketing work force and also engage agents and consultants to enhance their in-house marketing capabilities.

         Contract Risks. The Company generally uses one of three types of contracting approaches, depending on the type of work, the degree of work scope, definition and the degree of risk in the project. These methods may be used for competitive situations or negotiated contracts. The material features of each contract approach appear below.

                  (i) Fixed or Lump Sum Pricing. The Company's expertise in performing its design and construction services enable it to typically contract over 50% of its work on a fixed price or lump sum basis, using price adjustment clauses and where appropriate, cost escalation and contingency clauses in its contracts.

                  (ii) Cost Reimbursable Pricing. In instances where the degree of definition of the work scope, schedule requirements or the evaluation of risk does not allow for the use of fixed or lump sum pricing, the Company may choose to contract only on a cost reimbursable basis. Contracts of this nature may have cost incentive provisions.

                  (iii) Target Fixed or Lump Sum Pricing. This approach is often used in connection with partnering arrangements. The Company and the customer establish a target, based on the parties' estimate of the total installed cost of a project. Cost savings and overruns are then shared by the Company and the customer, thereby encouraging total alignment of both parties with respect to cost-effective completion of the project.

         Facilities. DBI owns and operates manufacturing facilities in four Canadian Provinces. In each of these facilities, DBI is equipped to receive and ship material via road and rail. At the Lachine (Montreal) facility, the Company can also ship by water through its access to international waterways via the St. Lawrence Seaway.

         The largest of the four manufacturing facilities is the 400,000 square foot facility located on 40 acres of land in a heavy industrial park in Lachine, near downtown Montreal, Quebec, which recently became ISO 9001 qualified. The second largest facility is a 29 acre site, also in a heavy industrial park, in Winnipeg, Manitoba. The main building on this site is a 150,000 square foot fabrication shop which houses most of DBI's bridge building activity. DBI owns a 23 acre site in Regina, Saskatchewan, which includes a 35,000 square foot heavy manufacturing facility which has general heavy manufacturing capability. DBI also owns a 77,000 square foot facility in Amherst, Nova Scotia, where it operates its fabrication division. Finally, DBI owns an office in downtown Amherst, which consists of 16,000 square feet of office space and 16,000 square feet of land.

         In Nisku, Alberta, a suburb of Edmonton, DBI leases and operates a 30,000 square foot manufacturing facility. The major activity in this particular facility is pipe spooling work for the oil and gas sector. In addition, DBI operates construction offices from leased premises in the following locations:
Richmond, British Columbia; Calgary, Alberta; Nisku, Alberta; Regina, Saskatchewan; Oakville, Ontario; and Sudbury, Ontario.

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

         MDC operates from premises in Australia, New Zealand, Thailand, Singapore, Hong Kong, Dubai and Indonesia. MDC also operates in seventeen other countries on a project or joint venture basis. The locations in Australia, New Zealand, Singapore, Thailand and Dubai include significant plant repair and storage yard facilities which allow MDC to service its regional construction equipment requirements and to undertake its various construction projects.

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

         During 1997, the Company was subject to a consent solicitation sponsored by dissident shareholders which created negative publicity regarding the Company and its management. The consent solicitation to replace management may have had a material adverse affect on the Company's ability to compete in the markets in which it operates. See "ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS."

         The Company's ability to compete effectively was also adversely impacted by the Company's financial resources. The Company has responded to these issues by securing a revolving credit facility from BNY Financial Corporation - Canada ("BNY"). The Company is also exploring alternatives to provide it with access to greater working capital either in the form of an equity investment in the Company from a strategic partner or the possible sale of the Company or one of its operating units. The Company is engaged in preliminary negotiations with potential investors and acquirers, although there have been no agreements reached and there can be no assurance that the Company will be successful in reaching any agreement or that such an agreement will provide the Company with the resources to compete effectively.

Description of Shipbuilding Segment

         The shipbuilding segment accounted for approximately 9% of the Company's consolidated revenues in fiscal 1997 and is conducted through Davie. Davie, founded in 1825, is Canada's oldest and largest shipbuilding and ship repair facility and is located in Levis, across the St. Lawrence River from Quebec City, Quebec. A subsidiary of Davie, MIL Systems, an engineering division located in Ottawa, Canada, is classified ISO 9001 and specializes in advanced ship design software, naval systems and computer aided logistics.

         Shipbuilding Operations. Davie's primary operation involves the construction of a wide range of marine structures, including merchant and naval vessels, ferries, tankers, bulk-carriers, destroyers and frigates. Davie's accomplishments include building the largest ships ever produced in Canada (80,000 dwt tankers), building the MV Caribou in 1986 which, at the time, was the largest ferry of its class in the world, constructing three patrol frigates and modernizing four destroyers of the Canadian Navy.

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

         Other Industrial Operations. On the basis of its experience in ship construction and repair, Davie has been awarded manufacturing contracts from other industrial sectors. For example, Davie has manufactured equipment for nuclear power plants, scroll cases and rotary kilns and has served industries as diverse as petro chemicals, pulp and paper, hydro-electricity and steel mills. Davie has also manufactured 71 sonar dome structures for the U.S. Navy cruiser and destroyer programs, and has been awarded a contract for the construction of three sonar dome structures with a purchaser's option for an additional nine.

      Offshore Oil Platforms. Between 1979 and 1983, Davie diversified its activities and profitably produced thirteen jack-up drilling platforms of large size, for foreign customers in the offshore industry. A substantial portion of Davie's future operations involve construction, retrofit and repair services for offshore drilling rigs. Davie provides a full-range of design, engineering, construction, conversion, retrofit and repair services for off-shore drilling rigs, including construction of new-build off-shore drilling rigs. Davie's shipyard located on the St. Lawrence River in Quebec has the capacity to provide conversion, retrofit and repair services on off-shore drilling rigs simultaneously with the timely and efficient construction of new off-shore drilling rigs.

     Davie's primary platform customers are involved in drilling operations in the South Atlantic and other offshore areas of the world. These drilling contractors generally own and operate or charter offshore drilling rigs and provide drilling services to oil and gas companies. The following is a brief description of the primary types of offshore drilling rigs and production units:

     (i) Semisubmersibles. Semisubmersible rigs consist of an upper working and living deck resting on vertical columns connected to lower hull members. Such rigs operate in a semi-submerged position, remaining afloat in a position which places the water-line approximately halfway between the top of the lower hulls and bottom of the deck. The rig is dynamically positioned and remains stable for drilling in the semi-submerged floating position.

     (ii) Jackups. Jackup rigs are mobile, self-elevating drilling platforms equipped with legs which are lowered to the ocean floor until a foundation is established to support the drilling platform. The rig hull includes the drilling rig, jacking system, crew quarters, loading and unloading facilities, storage areas for bulk and liquid materials, heliport and other related equipment. Jackups are used extensively for drilling in water depths from 20 feet to 400 feet. Jackup rigs are generally characterized by their design as either slot jackups or cantilevered jackups. Many slot-designed rigs have been converted to cantilever configurations which may be utilized for drilling exploratory wells as well as drilling over existing fixed structures.

         Retrofits consist generally of improvements to the technical capabilities, tolerances and systems of drilling and production equipment. Retrofits performed on semisubmersible rigs include buoyancy and stability enhancements and the addition or improvement of self-propulsion systems, positioning thrusters and self-contained mooring systems. Jackup retrofits include strengthening and extending the rig legs.

         Current Business Plan. Historically, a large percentage of Davie's business involved the construction and repair of commercial ships. During more recent decades, Davie has been involved primarily in the procurement and performance of military contracts from the Canadian government. After recognizing a slowdown in Canadian military shipbuilding Davie has now refocused its business on the commercial production of merchant ships principally for the export market. This decision was based on Davie management's assessment that there would be a significant increase in the demand for the next generation of technologically and environmentally advanced merchant ships which would be maintained through the year 2005. This increase in demand is materializing and Davie management believes that it is primarily due to (i) an increase in seaborne trade; (ii) additional replacement opportunities linked to the aging of the world merchant vessel fleets; and (iii) a stricter regulatory environment which is leading to an increase in the scrapping rate of older ships. Management of Davie has concluded that the price level for new ships is determined mainly by supply and demand as opposed to cost and, as such, the expected increase in new building demand would lead to price increases over the level that prevailed in the late 1980s and early 1990s.

         Davie's current business plan also involves continued emphasis on the expanding offshore drilling platform and rig business. The level of worldwide offshore drilling activity has increased substantially over the last two years resulting in an increase in worldwide drilling rig utilization to approximately 99% in May 1997. In deep water areas where larger and more technically advanced drilling rigs are needed, increased drilling activity has also increased demand for retrofitting offshore drilling rigs to enhance their technical capabilities. In addition, increased drilling activity in and around more mature fields in shallower waters has contributed to the increase in demand for construction and retrofit for jackups and other offshore drilling rigs. Davie believes these positive trends will continue due to, among other things, the increasing percentage of worldwide oil supply being produced from less accessible offshore areas, technology advancements that have increased drilling success rates and the increased focus on deep water exploration and production projects.

         Facilities. In terms of area, Davie owns and operates the largest shipyard in Canada. The shipyard is located on the St. Lawrence River in Quebec with access to international waterways. The shipyard is owned by Davie outright and contains two main construction berths. Each berth is served by two gantry cranes with lifting capacities of 39 and 45 tons and by four mobile cranes, the largest of which has a maximum individual capacity of 200 tons. The berths are uncovered and measure 352 meters by 37 meters and 183 meters by 37 meters, respectively. The combined berth is capable of being extended to 300 meters by 150 meters. The shipyard also contains a floating dry-dock which measures 178 meters by 32 meters. Davie leases two dry-docks and approximately 14 acres of land adjacent to the shipyard from the Canadian government. The shipyard also houses approximately 220,000 square feet of office space. The shipyard and dry docks constitute Davie's principal place of business.

         Competition. Commercial shipbuilding is a highly competitive market with world wide competition. In order to compete successfully in this market, Davie recognized that it would have to increase productivity by adopting a continuous flow process for the production of ships. In order to implement this continuous flow process, Davie continues to develop more simplified designs, improve its facilities and production processes, increase worker flexibility and more efficiently procure its raw materials. In this regard, Davie has completed an agreement with a European commercial shipbuilder wherein Davie is given access to designs and the benefit of marketing, technical, production and planning support of product tankers containership. This has led to direct contact with potential customers which has allowed Davie to utilize its in-house capabilities to further refine existing designs. Davie has also identified containerships with capacities of between 1,500 and 3,000 dwt as a potential market.

         Labor. To effectively compete in world markets, Davie must maintain reasonable labor costs. Davie currently employs approximately 600 persons of which approximately 500 are unionized. The unionized workers consist of four certified bargaining units, the largest of which consists of shipyard employees. On March 15, 1995, Davie signed a six (6) year collective agreement with this unit which provided for a 15% reduction in total labor costs, a profit sharing program, the ability to contract out certain work, a more efficient deployment of personnel by cutting trades from 27 to 13 and a more efficient utilization of overtime. Given that labor represents 40% of the cost of building a commercial ship, Davie management believes that its labor costs provide Davie with a substantial competitive advantage in the international markets as its labor costs are below those of its major competitors in the United States and Western Europe. Davie management believes that its labor relations are amicable.

         Government Regulation. The shipbuilding industry is subject to essentially the same types of government regulation as faced by the construction and engineering industry, including substantial environmental regulation. In the fall of 1993, the shipyard was the subject of a Phase I environmental study conducted by consultants, Roche Ltee. Pursuant to certain recommendations contained in the Phase I report, Davie has implemented certain clean up procedures and is engaged in the routine clean up of its facilities. The Company has been indemnified for such liability by SGF with respect to its Levis facility. In connection with the Company's purchase of Davie, SGF agreed to indemnify the Company for all such liabilities arising prior to the time of sale.

         Backlog. As of the date of this report, the Company had confirmed contracts in the shipbuilding and repair segment for approximately $12 million, approximately $7 million of which is to be completed during fiscal 1998. This backlog does not include signed contracts for the significant upgrade of the production platform, Spirit of Columbus, or the new building of two deep-water drilling platforms, Amethyst II and Amethyst III. These contracts contemplate scope of work for Davie of approximately $200 million, but are subject to financing and other conditions which are beyond the control of the Company. Nonetheless, the Spirit of Columbus is in Quebec City and preparatory work is underway. Although the dollar amount of the backlog is not necessarily indicative of the future earnings of the Company related to the performance of such work,the backlog represents business which is considered to be firm. In light of this statement, there can be no assurance that cancellations or scope adjustments will not occur.

         Description of Fasteners Business.

         Historically, the Company has owned three subsidiaries in the specialty fastener business including Unimetric. Unimetric is engaged in the manufacturing of specialty fasteners for the industrial and aerospace markets, and has been working to broaden its product line to include nuts for the automotive industry. The other two subsidiaries had been engaged in the importation and distribution of standard industrial fasteners, a highly competitive market. In the fourth quarter of Fiscal 1996, management of the Company decided to close the commodity fastener business in order to focus resources on its core business and avoid continued losses. The fastener segment represented less than 1% of the Company's consolidated revenues during fiscal 1997. Although Unimetric was profitable during fiscal 1997, in order to focus attention on core businesses, management has begun to pursue a sale of Unimetric during fiscal 1998 if such a sale can be completed on terms acceptable to the Company.

         Agreement With The New World Power Corporation.

         Effective as of October 31, 1996, the Company entered into a joint venture agreement with The New World Power Corporation ("New World Power") to develop specified projects of New World Power. These projects included the further development of wind and hydro electric power plants in North, Central and South America and China. Pursuant to the joint venture agreement and other financing provided by the Company, the Company invested approximately $1 million in exchange for common shares of New World Power and a 50% interest in the financed projects. The Company was also given the option to convert its equity in such projects into common stock of New World Power which, if all such equity were earned and converted, would have given the Company ownership of approximately 41% of the common stock of New World Power. As of September 30, 1997, the Company owned 15% of the common stock of New World Power.

         The only project financed was a wind farm in Big Springs, Texas. This project was sold in late 1997 to York Research for $1.5 million, $750,000 of which is to be paid to the Company in three installments. The first installment of $152,000 was paid at closing in November 1997. The balance is to be paid upon completion of an archeological impact study in 1998.

         The Company and New World Power have agreed not to pursue the remaining projects in the joint venture.

         In addition to the joint venture agreement, the Company is providing management assistance to New World Power. Pursuant to a Management Services Agreement, the Company is providing Vitold Jordan, a Vice President of the Company, as interim chief executive officer of New World Power.

         Dominion Kuhns Brothers & Company, Inc.

         In 1996, the Company formed a project finance subsidiary with John D. Kuhns known as Dominion Kuhns Brothers and Company, Inc. ("DK"). The mission of DK was to act as financial advisor to the Company on general corporate finance matters, act as a liaison with the Company's investment bankers and provide project financing for various projects. Due to the inability of DK to achieve its desired objectives and its two principals commencing a consent solicitation of the Company's stockholders to remove management, DK was closed down and the Company wrote off its investment in DK which had a carrying value of approximately $500,000. SEE "ITEM 3. LEGAL PROCEEDINGS."

ITEM 2. DESCRIPTION OF PROPERTIES.

         DBI owns four principal manufacturing facilities in Lachine, Quebec; Winnipeg, Manitoba; Regina, Saskatchewan and Amherst, Nova Scotia; and leases a manufacturing facility in Nisku, Alberta. In addition, DBI operates construction offices from leased premises in Richmond, British Columbia; Calgary, Alberta; and Oakville and Sudbury, Ontario.

         Steen operates from leased premises in six locations from the Provinces of Ontario, Quebec and Canada's maritime provinces.

         MDC leases approximately fourteen different properties in New Zealand and seven properties in Australia, as well as individual properties in Indonesia, Singapore, Thailand, Dubai, Saudi Arabia, Hong Kong, and American Samoa. MDC also owns a plant storage and plant maintenance facility in Laverton, Victoria, Australia to house and maintain its equipment fleet. These properties represent the primary office and production space utilized by MDC.

         Davie owns a shipyard in Quebec, Canada and leases two adjacent dry docks from the Canadian government. The shipyard contains 220,000 square feet of office space. Davie conducts all of its industrial and manufacturing operations from these sites. Davie rents office space in Ottawa, Canada, for its military research and engineering division MIL
Systems.

         Unimetric operates from leased premises in East Providence, Rhode
Island.

         The Company believes its facilities are adequate for its current use and has no planned capital improvement plan for the facilities. It is the opinion of management that the properties are adequately covered by insurance. SEE "ITEM 1. DESCRIPTION OF BUSINESS - FACILITIES."

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

         2. By letter dated July 24, 1996, UDI, the former owner of DBI, has indicated that it intends to seek indemnification from the Company and from DBI, with regard to legal proceedings instituted against UDI by Loblaws Inc. in the Supreme Court of Newfoundland. The proceedings are based on the collapse of the roof of a building owned by Loblaws Inc. and seek Cdn. $1.2 million in damages.

         DBI has informed UDI that neither itself nor the Company are liable towards UDI in this matter. The Company has not yet been served with court papers as of the date of this Report.

         3. IPCO International has commenced legal action in Thailand seeking damages against the Thai company Si Chang Thong (as first defendant) and MDC's Thailand subsidiary (as second defendant) in connection with alleged infringements of intellectual property rights of IPCO International relating to the construction of the Si Chang Thong Island Deep Sea Terminal and Tank Farm in Thailand. This action was recently settled by MDC.

         4. On or about November 18, 1996 (but not served on the Company until December 9, 1996), James B. Smith commenced a purported class action securities lawsuit in the United States District Court for the Eastern District of Pennsylvania against the Company and Messrs. Marengere and Matossian, individually. The complaint seeks unspecified damages for the persons who traded in the Company's common stock during the period commencing on April 20, 1995 and ending on May 18, 1996.

         The action alleges that during the class period the Company issued misleading press releases and reports to the Securities and Exchange Commission in that the Company failed to disclose allegations made by a former disgruntled employee regarding DBI's accounting practices, bonding capability and contracts in connection with his action against the Company for constructive dismissal.

         On December 12, 1996, the Company filed an answer denying the allegations and strongly affirming that the allegations, both by Smith and the former employee, are entirely without merit. The Plaintiffs have filed a motion to certify their proposed class which is pending before the court and no discovery has been conducted.

         5. By complaint dated January 31, 1997 and filed with the courts of Newfoundland, International Offshore Services Group Inc. and Ocean Management and Trading Company Ltd., both former consultants to the Company, are claiming Cdn $973,000 for purported unpaid retainer fees, success fees and finders fees. In August 1997, the Company settled this matter for Cdn $50,000.

         6. By complaint dated February 24, 1997, the Company commenced an action in Quebec Superior Court against Steinar Knai, a former executive of the Company, DBI and Steen, following his termination for cause, for misappropriation of corporate property. On March 14, 1997, Knai answered the complaint and made a cross demand against the Company in the amount of Cdn $1.5 million for defamation. The Company intends to vigorously pursue its claim and defend itself against Knai's cross demand. In December 1997, Knai filed another claim against the Company seeking Cdn $1.5 million.

         7. On August 28, 1997, Regie des Installations Olympiques ("RIO") commenced an action against DBI in the Superior Court for the District of Montreal relating to the cancellation of a contract for the installation of a new roof for the Montreal Olympic Stadium. In September 1994, DBI was awarded a contract for the installation of the new roof and received an advance payment of Cdn $3 million. After a change in the government of Quebec and the completion of certain studies, the contract was canceled by RIO which now seeks to recoup the Cdn $3 million previously advanced to DBI. DBI asserts that it incurred expenses in excess of Cdn $7 million in connection with this contract. DBI and RIO are currently discussing a settlement of this action.

         8. On March 31, 1997, Privatinvest Bank AG ("Privatinvest"), an investor in the private placement of the TCI Preferred Shares, filed a Statement of Claim in the Superior Court for the District of Montreal against the Company's subsidiary, TCI, seeking recission of its investment in the preferred shares of TCI based on the Company's alleged failure to deliver the correct number of shares of common stock of the Company upon conversion of the TCI preferred shares. Alternatively, Privatinvest seeks $445,849 plus interest reflecting the value of shares not received in time as alleged by Privatinvest. The Company believes it honored the terms of the TCI preferred shares and intends to vigorously defend this action. Following the first motion filed by TCI, Privatinvest was ordered to and deposited a sum of money in order to guarantee the payment of court costs in the event that the complaint is dismissed. TCI has filed a second motion alleging that the New York State Courts and/or the United States Federal District Courts have jurisdiction over this matter. This motion is currently pending before the court.

         9. On May 23, 1997, the so called "Committee to Revitalize Dominion Bridge Corporation" (the "Kuhns Group" or the "Committee") commenced a lawsuit against the Company in Federal District Court in Wilmington, Delaware seeking a declaration that it should be permitted to solicit written consents from the Company's stockholders without violating federal securities laws and that the Company's Second Amended and Restated By-laws, particularly those provisions relating to the stockholder's right to take action by written consent and requiring advance notice of stockholders in order to submit a nominee to serve on the

Company's Board of Directors, are invalid. The Committee alleges that the description of these provisions appearing in certain public filings, including the Company's 1997 Proxy Statement, render the election of directors at the Company's 1997 Annual Meeting void. Concurrent with the filing of this lawsuit, the Committee commenced a consent solicitation of the Company's stockholders. With the exception of its claim that stockholders have the right to act by written consent, the Company believes that all claims asserted by the Kuhns Group are entirely without merit and the Company is vigorously defending this matter. In that regard, on June 4, 1997 the Company filed its answer affirmatively denying the factual allegations and legal theories of the Committee along with a ten (10) count counterclaim. The counterclaim seeks declaratory and injunctive relief against the Committee for its illegal and improper consent solicitation in contravention of Delaware law and its violation of federal securities laws by disseminating materially false and misleading information to stockholders. The Company is also seeking damages for the Committee's unjustified and tortious interference with the Company's contractual and prospective relations with its customers and suppliers and its conspiracy to harm the Company's business and prospects. Motions are pending before the court with respect to the continuation of discovery on both the Committee's claim and the Company's counterclaim.

         A group of investors negotiated a proposed settlement with the Kuhns Group which would have required the Company to pay the Kuhns Group's solicitation expenses, up to $400,000, in exchange for the mutual release of litigation. The Company's Board of Directors rejected the settlement proposal.

         10. On June 2, 1997, the Company filed a complaint against Kuhns Group member John M. Dutton in the United States District Court for the District of Delaware seeking a preliminary and permanent injunction against Mr. Dutton, and all other persons acting in concert with him, to prevent Mr. Dutton from continuing to disseminate material non-public information about the Company in furtherance of his conspiracy to illegally obtain control of the Company. During his eight month tenure with the Company, Mr. Dutton maintained a position of trust and was privy to proprietary and confidential non-public information about the Company, its financial prospects, prospective projects and strategic business plans. Upon his resignation from the Company on May 12, 1997, Mr. Dutton took his laptop computer, which contained numerous confidential files, and illegally retained other confidential documents including financial statements and stockholder lists. The Company believes that he has disseminated this confidential non-public information in his efforts to illegally gain control of the Company and jeopardize the Company's current and potential contractual relationships. The Company is seeking injunctive and monetary relief based on Mr. Dutton's breaches of his fiduciary and common law duties to the Company and his misappropriation and misuse of confidential information. Although discovery has not been completed, Mr. Dutton has filed a motion for summary judgment with respect to all of the Company's claims. This motion has been opposed by the Company and is pending before the court. Motions with respect to the continuation of discovery are also pending before the court.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

         On May 23, 1997, the Committee commenced a consent solicitation of the Company's stockholders seeking to (i) amend the Company's Bylaws to provide for, among other things, the direct election of the Company's officers by the stockholders; and (ii) remove Messrs. Marengere, Matossian and Despres as executive officers of the Company and replace them with Messrs. Kuhns, Mariash and Dutton. An initial consent was filed with the Company on May 23, 1997 which was subsequently revoked and refiled on June 23, 1997 thereby establishing June 23, 1997 as the record date for the solicitation. The Company solicited revocations of consent in opposition to the Committee's solicitation asserting, among other things, that the Committee's solicitation sought action which would be illegal under applicable Delaware law. SEE "ITEM 3. LEGAL PROCEEDINGS."

         Under applicable Delaware law, the Committee was required to deliver to the Company written consents sufficient to approve its proposal by August 19, 1997. Although it is certain that the Committee did not obtain the requisite number of consents, since no consents were delivered to the Company, the Company has no reliable information regarding the exact number of valid consents, if any, received by the Committee in support of its proposal.

         On August 20, 1997, a Committee member filed another written consent with the Company establishing a new record date for a second solicitation by the Committee. Although the Committee filed a preliminary consent solicitation statement with the Securities and Exchange Commission seeking stockholder consents for an identical proposal, no definitive statement was filed and no consents were solicited from the Company's stockholders. During this time, the Company filed a preliminary revocation statement with the Commission opposing the Committee's solicitation. The second consent solicitation expired on October 19, 1997.

         The Company has no information regarding the continuing activities, if any, of the Committee.

                                     PART II

ITEM 5. MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

         Recent Sales of Unregistered Securities.

         On August 20, 1997, the Company issued 2,380,000 shares of Common Stock upon the exercise of certain outstanding options to certain executive officers, directors and a limited number of other current and former employees of the Company. Of these shares, 580,000 were sold pursuant to the limited offering exemption set forth in Section 4(2) of the Securities Act of 1933, as amended (the "Securities Act") for total consideration of approximately $1.2 million. SEE "ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS."

         In September 1997, the Company issued 15,000 shares of Common Stock to an employee pursuant to the exemption for issuances outside of the United States provided in Regulation S under the Securities Act.

         Market Price Information

         The Company's Common Stock is traded on the over-the-counter market and is included for quotation on the National Market System of the National Association of Securities Dealers, Inc. Automated Quotation System ("NASDAQ"). Since November 4, 1993, the Company's Common Stock has also traded on the Vancouver Stock Exchange.

         The following table sets forth certain information with respect to the high and low sales prices of the Company's Common Stock during fiscal 1996 (October 1, 1995 to September 30, 1996) and fiscal 1997 (October 1, 1996 to September 30, 1997).

           FISCAL 1996                                         HIGH                               LOW
           First Quarter                                     $7.4375                           $5.4375
           Second Quarter                                     6.9375                            4.5000
           Third Quarter                                      5.6875                            2.3750
           Fourth Quarter                                     3.2500                            1.5625


           FISCAL 1997                                         HIGH                               LOW

           First Quarter                                      $2.750                            $1.625
           Second Quarter                                      2.562                             1.406
           Third Quarter                                       1.781                             1.000
           Fourth Quarter                                      2.500                             1.093

         Holders

         As of December 9, 1997, the approximate number of holders of record of the Company's Common Stock was 300. Based upon the requests for consent revocation materials during July, 1997, the Company believes the number of beneficial owners of its Common Stock exceeds 6,000.

         Dividends

         The Company has not paid any cash dividends to date and does not anticipate or contemplate paying cash dividends in the foreseeable future. It is the present intention of management to utilize all available funds for working capital. The Company's agreement with its principal lender prohibits the payment of dividends without the lender's prior written consent.

   ITEM 6.  SELECTED FINANCIAL DATA.

YEAR ENDED SEPTEMBER 30          1997          1996          1995         1994         1993
-----------------------          ----          ----          ----         ----         ----
Net sales                     $ 567,578     $ 362,624     $ 155,750    $  67,959    $   7,003
Income (loss) from              (22,320)       (9,944)        2,020          416         (240)
continuing operations
Income (loss) from
continuing operations per
common share:                     (0.77)        (0.55)         0.14         0.05        (0.07)
   Primary                           (1)           (1)         0.11         0.05        (0.07)
   Fully Diluted

TOTAL ASSETS                    242,764       265,247        96,399       72,178        9,774

Long-term obligations and        14,932         5,767         1,760          518          454
redeemable preferred stock
Cash dividend declared per            0             0             0            0            0
common share

(1) Fully diluted earnings per share for this period is not calculated because inclusion of common share equivalents would be antidilutive.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

BACKGROUND

   Initially, the Company operated as Edinov Corporation in the industrial fasteners market. Since the effective date of the Plan of Reorganization with the shareholders of Cedar Group, Inc. on September 30, 1993, the Company's growth has been as a result of four principal acquisitions, three of which were in the infrastructure construction and engineering segment and one of which was in the shipbuilding and ship repair segment. In fiscal 1994, the Company acquired DBI, in fiscal 1995 it acquired Steen, and in fiscal 1996 it acquired MDC and Davie. Each of these acquisitions was accounted for in the Results of Operations from the effective dates of its acquisition, which were March 9, 1994, April 1, 1995, March 29, 1996 and March 31, 1996, respectively. The Company also acquired Unimetric, effective January 1, 1994.

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

   In fiscal 1997, the infrastructure construction and engineering business accounted for approximately 90% of all of the revenues of the Company, as compared to 93% and 97% in fiscal 1996 and fiscal 1995, respectively. The shipbuilding and repair segment accounted for approximately 9% of the Company's fiscal 1997 revenues, as compared to 6% in fiscal 1996. The shipbuilding and repair segment was a new segment in 1996.

   The industrial fasteners segment of the Company's business, which accounted for approximately 1%, 1% and 3% of sales in fiscal 1997, 1996 and 1995, respectively, had been unprofitable and adversely impacted the Company's operating income by $1.5 million in 1996 and $1.3 million in 1995. This negatively impacted the Company's earnings per share by $0.06 in fiscal 1996 and $0.09 in the prior year. The Company undertook certain steps to return this segment to profitability. These steps included key management changes and marketing and production improvements. Unimetric achieved an operating profit in fiscal 1997. However, due to closing costs incurred in the abandoned commodity fastener business, the segment incurred an operating loss during fiscal 1997 of $0.9 million.

   During fiscal 1996, the Company acquired Davie, its initial entrance into the shipbuilding and repair business. For one dollar, the Company purchased 100% of the shares of Davie from Societe Generale de Financement ("SGF"), the industrial finance arm of the Government of Quebec, in a privatization transaction. The acquisition involved competition between several companies for the privatization, and the Company was selected based on the business plan it submitted to commercially expand Davie. SGF assumed all the current and contingent liabilities on the date of acquisition including Davie's accumulated working capital deficiencies. On May 15, 1996, SGF invested an additional Cdn $25 million (US $ 18.5 million) to fund capital expenditures and provide for working capital over the next two years in accordance with the business plan adopted by the Company and SGF. SGF has also agreed to invest in Davie up to another Cdn $25 million by matching each Cdn $3.00 invested by the Company with Cdn $1.00 of its own money under Davie's development plan.

   The acquisition was accounted for by the purchase method. As the acquisition was made for a nominal amount (Cdn $1.00), negative goodwill amounting to $24.2 million at acquisition was applied to reduce the value of fixed assets to $ Nil and the balance of $15.6 million is being amortized over a 3 year period. The Company has adopted a multi-prong plan to build the revenue and earnings base of Davie, which was instituted after the acquisition. Since its March 31, 1996 acquisition, Davie had reported operating loss of $0.2 million for the period from April 1, 1996 to September 30, 1996 and operating income of $2.3 million for fiscal 1997, including amortization of negative goodwill.

RESULTS OF OPERATIONS

   The following table provides selected expense and income items from the Company's Consolidated Statements of Operations stated as a percentage of revenues for the three most recent fiscal years. It will be referred to in the discussions that follow the table.

                                              FISCAL       FISCAL      FISCAL
                                                1997         1996        1995
                                                ----         ----        ----

       Sales                                  100.0%       100.0%      100.0%
       Cost of Sales                           91.4%        90.4%       89.5%
       Gross Profit                             8.6%         9.6%       10.5%
       Selling, General &                      10.8%        10.7%        9.9%
       Administrative
       (Loss) Income from Operations           (2.0)%       (0.5%)       2.0%
       (Loss) Income before Income Taxes
         and Minority Interests                (2.7)%       (0.8%)       2.5%
       Net (loss) income                       (3.9)%       (2.7%)       1.3%

   Exchange rates used in this discussion for the translation of financial results for fiscal 1997, 1996 and 1995 from Canadian to U.S. dollars were Cdn $1.00 equals US $.7241, US $.7326 and US $.7270, respectively. For 1997 and 1996, the Australian dollar was converted to U.S. dollars at the exchange rate of A $1.00 equals US $.76393 and US $.7898, respectively.


   Fiscal 1997 Compared to Fiscal 1996

         Sales. Sales for fiscal 1997 increased 57% to $568 million over fiscal 1996. The principal factors behind the growth in sales were the inclusion of MDC and Davie for a full twelve month period in fiscal 1997, as opposed to only six months in fiscal 1996, and significant growth in the pipeline division of Steen. However, internal sales increased 7.1% during fiscal 1997, fueled by continuing strong performance by MDC, which experienced internal sales growth of 9%, and Steen which experienced internal sales growth of 65% due primarily to its pipeline division. These increases were partially offset by decreased sales in the fabrication division of DBI.

      Notwithstanding the financial turmoil in Southeast Asia in which MDC operates, the Company expects continued strong sales growth from MDC. While some government projects in the Asia Pacific region have been put on hold, MDC's principal customers are multi-national corporations who appear to be continuing with their construction plans.

      During fiscal 1997, the Company's North American operations were adversely affected by a number of factors, including adverse publicity generated as a result of a consent solicitation to remove management and, for most of fiscal 1997, a lack of a working capital line of credit. In October 1997, the Company obtained a $40 million asset-based revolving line of credit from a syndicate led by BNY Financial Corporation-Canada ("BNY"), and is in discussions with several potential investors and/or acquirers which would likely need to provide additional working capital for the Company's North American operations. See "LIQUIDITY AND CAPITAL RESOURCES," below.

   During fiscal 1997, the Company also successfully negotiated contracts for Davie for the upgrading of the oil production platform Spirit of Columbus and the new building of two deep water semi-submersible drilling platforms, Amethyst II and Amethyst III. Based on their current specifications, these contracts would involve approximately $430 million of procurement and construction business for Davie and DBI to be completed over approximately two years. Furthermore, the Company recently learned that the proposed operator of Amethyst II and Amethyst III is considering upgrading the specifications for these platforms to permit them to operate in even deeper water. These contracts are subject to a number of contingencies and there can be no assurance that the contracts will proceed as currently planned.

   Cost of Sales. Cost of sales as a percentage of sales, increased slightly to 91.4% in fiscal 1997 from 90.4% in fiscal 1996. The increase in cost of sales is attributable, in part, to the inability of the Company's North American operations to take advantage of supplier discounts or to obtain favorable prices. In addition, due to their cash needs, DBI and Steen discounted holdbacks receivable on certain construction contracts to accelerate payment. Finally, certain adjustments were made to and reserves taken against work-in-process for construction contracts which did not achieve the expected level of profitability.

   Selling, General and Administrative Expenses. Selling, general and administrative expenses ("SG&A") remained relatively constant as a percentage of sales in fiscal 1997 at 10.8%, in spite of the Company incurring approximately $912,000 in expenses associated with the consent solicitation and $2.1 million in write-offs of assets charged to SG&A, excluding a $3.8 million provision for impairment in value of an investment. The write-offs recorded in fiscal 1997 relate to certain investments made by the Company in the current and prior fiscal years for which no future economic benefit could be achieved. The write-offs were recorded as a result of changes in economic circumstances relating to these assets.

   Income from Joint Ventures. Income from joint ventures declined to $1.1 million in fiscal 1997 from $2.2 million in fiscal 1996 due to the substantial completion by a joint venture of which Steen is a partner, of the construction of an offshore drilling platform.

   Interest Expense. Interest expense increased 148% in fiscal 1997 to $5.2 million from $2.1 million in fiscal 1996. The increased interest expense is largely attributable to the Company's loan from BT Credit Corporation ("BTCC") being outstanding for twelve months in fiscal 1997 as opposed to six months in fiscal 1996, offset partially by a lower average outstanding balance. Included in interest expense in fiscal 1997, is the amortization of financing fees incurred with respect to the BTCC loan in the amount of $1.7 million.

   Gain on Sale of Shares of MDC. In March 1997, the Company sold a portion of its interest in MDC for net proceeds of $10.4 million, resulting in a gain of $270,000, net of income taxes of $1.1 million.

   Income Taxes. Income taxes expense increased over 660% in fiscal 1997 over fiscal 1996 to $4.4 million, in spite of the Company's substantial consolidated net loss. The principal cause of the increase in income tax was the profitability of MDC, which is not consolidated with the North American operations for the purpose of income taxes in the jurisdictions in which MDC operates. Also contributing to the increase in income taxes were taxes paid on the disposition of a portion of the Company's interest in MDC. No recognition has been given to losses carried forward in the U.S. and Canada.

   Minority Interest. Minority interest decreased 60% in fiscal 1997 to $2.6 million This decrease reflected the effect in fiscal 1996 of the deemed dividends on the shares of the Company's subsidiary, Cedar Group (TCI) LLC, Inc. ("TCI").

   Net Income (Loss). The Company's net loss increased 125% to $22.3 million in fiscal 1997 compared with $9.9 million in fiscal 1996. The principal factors affecting the current year net loss were:

     (1) Reduced margins in construction contracts due to the inability of certain operations of the Company to obtain favorable trade conditions from suppliers;

     (2) Decline in the value of the Australian and Canadian dollar vs. the U.S. dollar which result in reduced earnings, especially from MDC;

     (3) Write-off of certain investments and provision for impairment in value of the Company's investment in preferred shares acquired upon the sale of its commodity fastener business;

     (4) Adjustments to and reserves taken against work-in-process for certain construction contracts which did not achieve the expected level of profitability;

     (5) Increase in interest costs; and

     (6) Increase in income taxes.

   Fiscal 1996 Compared to Fiscal 1995

   Sales. Sales for fiscal 1996 increased 133% to $362.6 million as compared to $155.8 million in fiscal 1995. The $206.8 million total increase in sales growth in fiscal 1996 over fiscal 1995 is principally attributable to the acquisitions of MDC and Davie on March 29, 1996. Of this sales increase of $206.8 million, $135.5 million (or 65.5% of the fiscal 1996 increase) is from the acquisition of MDC on March 29, 1996 and $21.7 million (or 10.5%) is from the acquisition of Davie on March 31, 1996. The remaining increase of $49.6 million (or 24% of the fiscal 1996 sales increase) is from ongoing operations.

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

   Cost of Sales. Gross profit margins declined by 0.9% in fiscal 1996 as compared to fiscal 1995. The Company's fiscal 1996 gross profit margin decline to 9.6% was principally attributable to its DBI operations that were affected by a change in its mix of business. In fiscal 1996, Steen improved its gross profit margins over the prior year but, due to the nature of its engineering business, Steen's gross profit margin is typically lower than the corporate average. The inclusion of MDC and Davie for the Company's second six months of operations in fiscal 1996, was positive with both having gross profit margins higher than the corporate average in fiscal 1996. In addition, fiscal 1995 sales mix included a substantial level of high margin fabrication.

   Selling, General and Administrative. SG&A costs increased from $15.4 million in fiscal 1995 to $38.7 million in fiscal 1996 or from 9.9% of sales to 10.7% of sales. Of the $23.3 million increase in total selling, general and administrative expenses in fiscal 1996, $9.1 million and $5.4 million, respectively, were from the inclusion of MDC and Davie. The remaining $8.8 million increase was from the inclusion of Steen for twelve months in fiscal 1996 as compared to six months in fiscal 1995 and the increases in the costs of corporate overhead. Significantly, included in this latter category were substantial marketing costs expended in fiscal 1996 by DBI to expand sales in its Canadian markets. These expenditures have begun to provide returns, with the December 1996 announcement of an initial Canadian pipeline contract for $12.6 million.

   During fiscal 1996, the Company incurred certain adjustments as part of its operating costs which reduced significantly its net income and earnings per share. These adjustments include:

   (a) The expensing in the period of $0.7 million of marketing costs associated with various foreign joint ventures;

   (b) The expensing of financing costs of $1.0 million associated with the Company's purchase of MDC; and

   (c) One-time tax costs of $1.4 million (see tax discussion below).

   Income from Joint Ventures. Income from the operations of joint ventures primarily represents the Company's interests through Steen in the joint venture that is providing project construction management service and procurement services to an offshore drilling platform. Although there was minimal difference recorded by the Company between fiscal 1996 and fiscal 1995 in its share of the joint venture's earnings, fiscal 1995 represents, from the date of acquiring Steen, only a six months interest in the earnings. The decrease in the Company's earnings from the joint venture for fiscal 1996 as compared to fiscal 1995's pro forma full year income reflects that the project should be completed by the end of calendar 1997, the Company's first quarter of fiscal 1998. The termination of the joint venture at the conclusion of the contract is not expected to result in any expenses to the Company. Although there can be no assurance of success, management continues to address additional offshore drilling projects being planned to replace the stream of income.

      The North American segment operating income declined significantly from fiscal 1995 to fiscal 1996 as a result of the accrual in fiscal 1996 of estimated losses on certain contracts; by contrast several large, profitable contracts were completed which positively affected operating income in 1995. The significant decline in operating income in 1996 reflects the fact that the contracts closed during fiscal 1996 were less profitable than those closed during fiscal 1995. In accordance with the Company's accounting policies, foreseeable losses on contracts are recorded in the period in which such losses are first determinable. During fiscal 1996, the Company recognized losses on certain contracts while no such losses were incurred in 1995. Furthermore, during fiscal 1995, the Company completed contracts at significantly higher margins than usual.

   Interest Expense. The increase in the Company's net interest expense of $1.7 million over fiscal 1995 to $2.1 million in fiscal 1996 is due to the interest cost and amortization of financing fees of the $30 million credit facility from BTCC, which was used to partially finance the acquisition of 77.4% of MDC.

   Income Taxes. The Company did not recognize any significant benefit from the tax losses incurred in fiscal 1996. This was due to the incurrence of taxable income and losses in different international tax jurisdictions. This precluded obtaining the tax benefits of the Company's losses to offset the tax burden of its profitable subsidiaries. Additionally, at September 30, 1996, the Company reevaluated certain tax provisions in light of a) its expected disposition of the US commodity fastener distribution business, b) the nature of the structure of its 1996 acquisition financing and c) further information regarding various tax matters. As a result of these re-evaluations, approximately $1.4 million has been included in the 1996 income tax provision. In fiscal 1995, the Company had an effective tax rate of 43.4% which was attributable to the losses in its United States fastener divisions being unable to offset Canadian income tax on its Canadian earnings.

   Minority Interest. The increase in preferred dividends paid in fiscal 1996 was from the issuance of the Company's 6% cumulative preferred stock through its Cedar Group (TCI) Inc. LLC subsidiary ("TCI"), which were converted into Company common stock according to a specified formula. The conversion entitled the TCI preferred shareholders to convert their shares into common stock of the Company at a discount to market. This beneficial conversion feature has been accounted for as additional paid-in-capital, to reflect the paid-in-capital account at the fair value of the shares issued and a deemed dividend to the TCI preferred shareholders. During fiscal 1996, the Company issued $24.2 million of the TCI preferred stock, and at year end, only $8.5 million remained to be converted to common stock by the holders. The remaining preferred were converted into the Company's common stock during the first quarter of fiscal 1997. The minority interests attributable to common stock of $1.7 million, and the increase of $1.5 million over fiscal 1995, is attributable to the 22.6% of MDC not owned by the Company. A small portion was attributable to the 25% of Steen owned by minority shareholders before their interest was purchased effective March 15, 1996.

LIQUIDITY AND CAPITAL RESOURCES

   The Company's principal sources of liquidity since the Company's reorganization have been proceeds from seller financing provided in connection with the Company's acquisitions and the private placement of equity securities, bank financing and cash from operations. In addition, in connection with the Company's acquisition of Davie, the Company received $18.5 million in cash from SGF, to fund Davie's operating deficit and to modernize Davie's operating facilities.

   During fiscal 1996, TCI, a subsidiary of the Company, issued $24.2 million of preferred shares by way of an offshore private placement and the Company obtained a $30 million credit facility from BTCC. The proceeds from these transactions, net of issuance costs of approximately $4.0 million, were used to fund the $40.2 million acquisition of MDC, approximately $4.7 million to partially retire the outstanding minority interest preferred shares in DBI, and $5.0 million to repay the BTCC Steen acquisition bridge loan. The balance of approximately $0.3 million was added to working capital. The TCI preferred shares paid cash dividends at the rate of 6% per annum. The TCI Preferred Shares became convertible into the Company's common stock, beginning May 31, 1996, at a conversion price equal to 12% less than the market price of the common stock during the five trading days prior to conversion if converted prior to June 30, 1996, or 15% less than the market price of the common stock during the five trading days prior to conversion, if converted thereafter. There was no minimum conversion price. All TCI preferred shares outstanding on the maturity date of October 31, 1998 were to automatically convert into shares of common stock of the Company at a price equal to the weighted average price of the Company's shares traded on NASDAQ during the 20 previous trading days. As of the end of fiscal 1996, $7.3 million of the preferred shares remained outstanding and $16.9 million had converted into 7,994,606 shares of the Company's common stock. During the first three months of fiscal 1997, the remaining outstanding balance of the TCI preferred shares were converted into 3,971,126 shares of the Company's common stock.

   As of the fiscal year-end, the Company had a $30 million credit facility from BTCC, of which $15 million was outstanding as of September 30, 1997. This facility provided funding for the Company's acquisition of MDC. Subsequent to year-end, the Company entered into a $40 million credit facility (the "BNY Facility") with a syndicate led by BNY Financial Corporation - Canada ("BNY"). The BNY Facility was used to pay off BTCC and to provide working capital for the Company's North American operation. The amount available to the Company under the BNY Facility is based upon a percentage of the value of certain eligible assets of the Company, including the MDC shares owned by the Company and the accounts receivable, inventory and property, plant and equipment of the North American operations. The BNY Facility matures in three years and bears interest at a floating rate based upon BNY's prime rate. The BNY Facility agreements provide for an acceleration of the maturity date in the event of an "Event of Default" (as such term is defined in the BNY Facility agreements). An Event of Default includes failure to pay when due any installment of interest on or principal of the Facility and any failure to observe the covenants provided in the BNY Facility agreements, including certain financial covenants.

   The BNY Facility contains various financial and other covenants including maintaining a minimum shareholders equity of $52 million as of September 30 and December 31, 1997. This covenant was not met on these dates and constituted a technical default under the BNY Facility. The Company has negotiated waivers for these defaults. The Company is currently negotiating a waiver of or a revision to the shareholders equity and other covenants contained in the BNY Facility for the remainder of fiscal 1998. There can be no assurance that such negotiations will result in a waiver or revision of such covenants. The Company's failure to successfully negotiate such waiver or revisions would adversely affect the Company's ability to obtain necessary working capital and would have a material adverse effect on the continuing operations of the Company.

   During the second quarter of fiscal 1997, the Company sold 6 million ordinary shares of MDC for net proceeds of $10.4 million, of which $10 million was paid to BTCC to reduce the principal balance of the BTCC facility.

   MDC has a revolving credit facility of $28 million which management believes is adequate for its current level of operations. The Company's other subsidiaries in North America rely upon cash on hand, trade payables and customer advances for working capital. Due to restrictions under the BNY Facility, these subsidiaries are precluded from drawing on their normal operating lines of credit.

   During fiscal 1997, the Company's operations generated cash in the amount of $3.9 million, while operations used cash of $4.7 million in fiscal 1996. The net cash provided by operations in fiscal 1997 results principally from net changes in working capital items, an increase in depreciation and amortization (net of amortization of negative goodwill) of $1.9 million and non-cash items such as deferred income taxes and non-current asset write-offs.

   Since November 1997, Davie has been engaged in the upgrade of the Spirit of Columbus. The Company has yet to obtain financing for this project and has been incurring costs on behalf of Davie of approximately $1 million per week. As of the date of this Report, Davie has not received any progress payments for the work performed. In order to reserve limited working capital, the Company has determined to cut back on the scope of work authorized until such time as progress payments are received and financing is in place.

   The Company has instituted several significant business initiatives to improve the operating cash flow. The Company has initiated plant and administrative staff reductions in its DBI operations to achieve operating cost savings and benefits from rationalization of operations with those of Steen and these savings are currently being felt principally through increased margins and reductions in SG&A. The Company has initiated its business plan at Davie to focus on running the operation profitably. Davie reduced its operating loss to $100,000 during fiscal 1997 before amortization of $5.3 million in negative goodwill.

   The Company's operations are not significantly dependent upon computer programs which are subject to the so-called "Year 2000" problem and, therefore, the Company does not anticipate any material impact on its financial condition or results of operation as a result therefrom.

   The Company is subject to a risk of claims for construction and product liability. If a liability claim exceeding the Company's insurance coverage or its own available resources was to be successfully asserted against the Company, it could have a material adverse effect on the Company's financial condition. The Company has general liability insurance of approximately $5 million per occurrence, with a maximum of $5 million of claims payable during any policy year. There is no assurance that such coverage will be sufficient to fully insure against claims brought against the Company and its subsidiaries, or that the Company will be able to maintain such insurance at affordable rates or obtain additional insurance covering the projects it undertakes.

   In connection with the acquisition of Davie, the Company agreed to make Cdn $45 million in capital additions pursuant to a three year revitalization plan. This investment is on a best efforts basis and is subject to financial market conditions and the general conditions in the chosen industrial markets contemplated in the revitalization plan. SEE ITEM 1. "DESCRIPTION OF BUSINESS."

   Effect of Inflation

   The Company's operating costs are subject to general economic and inflationary pressures. While operating costs have increased during the past years, the Company does not believe that its operations have been significantly affected by inflation.

   Foreign currency

   The Company operates principally in Canada, Australia and Southeast Asia and is, therefore, exposed to currency fluctuations. Because the currencies in these countries have significantly decreased in value relative to the United States dollar, a charge of $4.2 million has been made to the cumulative translation adjustment component of shareholders' equity principally as a result of a re-valuation of the Company's assets in these countries. The Company does not currently hedge its exposures to foreign currency fluctuations.

ITEM 8.     FINANCIAL STATEMENTS.

   The information required by this Item is found immediately following the signature page to this report.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

   Not applicable.

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT.

   The following is a brief description of the business experience of each of the directors and executive officers of the Company.

NAME                             AGE   POSITION
----                             ---   --------
Michel L. Marengere              50    Chairman, Chief Executive Officer and
                                       Director of the Company; Chairman of
                                       the Board of Directors of MDC

Nicolas Matossian                56    President, Chief Operating Officer and
                                       Director of the Company; Director of MDC

Olivier Despres                  42    Vice President, General Counsel and
                                       Corporate Secretary of the Company

Robert Chartier                  53    Vice President, Corporate Controller
                                       and Interim Chief Financial Officer of
                                       the Company

J. Arthur Gelinas                57    Vice President of the Company and
                                       President of Davie Industries Inc.

Rene Amyot                       71    Director of the Company and MDC

Reynald Lemieux                  70    Director of the Company and MDC

Louis Berlinguet                 71    Director

Ladislas O. Rice                 71    Director

Andrew Choa                      73    Director

Charles-Albert Poissant, FCA     72    Director

Allen S. Gerrard                 62    Director

Derek Tennant                    55    Director

EXECUTIVE OFFICERS

   Olivier Despres was appointed Vice President, General Counsel and Corporate Secretary of the Company in September 1996. During the five years prior to such time, Me Despres practiced in the areas of commercial and corporate law, computer and high technology law, civil law, and related litigation in his own firm. A member of the Canadian Bar Association and of the Quebec Bar, Me Despres graduated in political science (1976) and in law (1979) from Ottawa University, and obtained an M. Sc. in political science (1983) from the University of Montreal.

   Robert Chartier was appointed Vice President and Corporate Controller of the Company in October 1994, and Interim Chief Financial Officer in September 1996. Mr. Chartier graduated in accounting from Ecole des Hautes Etudes Commerciales de Montreal. He holds a C.A. and prior to joining the Company, practiced as a Chartered Accountant in his own firm since 1971.

   J. Arthur Gelinas was appointed Vice President of the Company effective October 1993 and President of Davie Industries Inc. effective upon its acquisition by the Company in March 1996. Prior to his appointment, Mr. Gelinas was the founding President of Administratique Inc., a management consulting company involved in providing financial and administrative services. Mr. Gelinas graduated from Laval University with a Masters in Commercial Sciences and is a Chartered Administrator.

DIRECTORS

   The Company's Board of Directors is divided into three classes with one class elected at each Annual Meeting of Stockholders.

--------------------------------------------------------------------------------
Director Whose Term                                   Year in Which Service as
Expires at the 1998        Principal Occupation       a Director Began
Annual Meeting
--------------------------------------------------------------------------------

Derek Tennant              Consultant                           1997

Allen S. Gerrard           Attorney (self-employed)             1997

Ladislas O. Rice           Consultant; Independent              1997
                           Director
--------------------------------------------------------------------------------


   Derek Tennant was appointed a Director of the Company on October 9, 1997. Mr. Tennant currently serves as a consultant to Deere Park Equities, LLC ("Deere Park"), a principal stockholder of the Company, and serves on the Board as a nominee of Deere Park. During the past five years, Mr. Tennant has served as President of Active Living of Elliot Lake, Inc., a retirement housing company and also as Site Selection Manager of Q. Canada, Inc., a developer of entertainment centers. In 1994, Mr. Tennant filed a petition for personal bankruptcy under federal bankruptcy laws due to losses incurred on real estate investments. Mr. Tennant was discharged from bankruptcy in February 1995.

   Allen S. Gerrard was appointed a Director of the Company on November 13, 1997. Mr. Gerrard obtained a Bachelor of Arts Degree from the University of Illinois and a Law Degree from the University of Michigan. Mr. Gerrard is a self-employed attorney in Chicago, Illinois specializing in general civil litigation. Since 1975 he has been a Director of the Western Golf Association, which manages the affairs of the Evans Scholarship Foundation. He is the father of Douglas A. Gerrard, who is a Manager of Deere Park, a principal stockholder of the Company. Mr. Gerrard serves on the Board as a nominee of Deere Park.

   Ladislas O. Rice was appointed a Director of the Company on March 14, 1997. He is currently a business consultant and outside director for a number of companies. For the past 5 years he has served as an independent director for Huntingdon Life Sciences PLC, Scudder New Europe Investment Co., Inc., Sovereign High Yield Investment Co. NV and Venizaula High Yield Investment Co. NV. For the past 3 years he has served as an independent director for Stanley Gibbons Holdings PLC.

--------------------------------------------------------------------------------
Directors Whose Terms                                 Year in Which Service as
Expire at the 1999 Annual  Principal Occupation       a Director Began
Meeting
--------------------------------------------------------------------------------

Reynald Lemieux            President, Placement                 1995
                           R.N.S. Inc.

Rene Amyot                 Attorney (self-employed)             1993

Charles-Albert Poissant    Chairman of the Board of             1997
                           Donohue Inc.

Andrew Choa                Senior Advisor, Russell              1997
                           Reynolds Associates
--------------------------------------------------------------------------------


   Reynald Lemieux was elected a Director of the Company in February 1995. He graduated in commerce from Laval University and has been involved in real estate as an owner and developer for the past forty years. He is the President and majority shareholder of Placement R.N.S. Inc., a private company specializing in real estate and other investments. Mr. Lemieux also serves as a director of MDC.

   Rene Amyot, Q. C. was elected a Director of the Company in January 1994. Me Amyot graduated in law from Laval University in Quebec City and received an MBA from Harvard University. Me Amyot is a Queen's Counsel and retired in February 1996 as counsel to the Quebec City law firm of Jolin, Fournier, Morisset. Me Amyot is a director of Rothman's Inc., a tobacco company. Me Amyot also serves as a director of MDC.

     Charles-Albert Poissant, FCA was appointed a Director of the Company on October 9, 1997. He is the Chairman of the Board of Directors of Donohue Inc., a pulp and paper company located in Montreal, Canada. For the past 10 years he has served as Vice-Chairman for Quebecor, Inc., a publicly held media and printing company.

   Andrew Choa was appointed a Director of the Company on March 14, 1997. Since 1987, Mr. Choa has served as Senior Advisor to Russell Reynolds Associates, an executive recruitment and consulting firm, where he conducts CEO level searches and provides consulting services to a variety of public and private companies. He previously served as the Managing Director for Russell. Prior to that, Mr. Choa served as a Vice-President of Citibank Citicorp where he was the Division Head of Asia Pacific.

--------------------------------------------------------------------------------
Directors Whose Terms      Principal Occupation            Year in Which
Expire at the 2000 Annual                                  Service as a
Meeting                                                    Director Began
--------------------------------------------------------------------------------

Michel L. Marengere        Chairman and Chief Executive            1993
                           Officer of the Company

Louis Berlinguet           Consultant                              1995

Nicolas Matossian          President and Chief Operating           1997
                           Officer of the Company
--------------------------------------------------------------------------------


   Michel L. Marengere was elected Chairman of the Board of Directors and Chief Executive Officer of the Company effective as of October 1993. During the prior five years, Mr. Marengere was President and Chief Executive Officer of Edinov, a former subsidiary of the Company. Mr. Marengere also serves as Chairman of the Board of Directors of MDC.

   Louis Berlinguet was elected a Director of the Company in August 1995.
He obtained a B.Sc. (Honours) from the University of Montreal in 1947 and a Ph.D. in Chemistry from Laval University in 1950. Dr. Berlinguet is a scientific consultant, president of the Order of Quebec, (1994-) and president of the Quebec Advisory Committee on the Information Highway (1995-). From 1990 to January 1997, Dr. Berlinguet was President of the "Conseil de la science et de la technologie du Quebec."

   Nicolas Matossian was appointed President and Chief Operating Officer of the Company in April 1994 and has been a director of the Company since March 14, 1997. Dr. Matossian graduated from Harvard University with an MBA and acquired his Ph.D. in economics from McGill University. Prior to joining the Company, Dr. Matossian was the founding partner of ERA, an economic and management consulting firm involved in major projects for the public and private sectors and was the managing director of the Manitoba Development Corporation. Mr. Matossian also serves as a director of MDC.

             SECTION 16(a) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

   To the knowledge of the Company, based solely on a review of Forms 3, 4 and 5, and any amendments thereto, furnished to the Company, each of the Company's directors, executive officers and 10% beneficial owners has complied with the requirements of Section 16(a) of the Exchange Act, except that Messrs. Choa, Rice and Gerrard each failed to timely file a Form 3 upon their appointment to the Company's Board of Directors and Mr. Matossian failed to timely file a Form 4 with respect to his purchase of 25,000 shares of Common Stock in March, 1997.

ITEM 11.    EXECUTIVE COMPENSATION.

   The following table discloses, for the fiscal years ended September 30, 1997 ("Fiscal 1997"), September 30, 1996 ("Fiscal 1996") and September 30, 1995 ("Fiscal 1995"), individual compensation information relating to the Chief Executive Officer and the four highest compensated executive officers of the Company.

                           SUMMARY COMPENSATION TABLE

                               Annual Compensation                           Long Term Compensation Awards
                               -------------------                           -----------------------------
                                                                         Awards                           Payouts
                                                                         ------                           -------
                                                                                       Securities
                                                                        Restricted     Underlying                        All Other
                                Salary    Bonus         Other Annual      Stock       Options/SAR       LTIP/Payouts    Compensation
Name and Position      Year      ($)       ($)          Compensation    Award(s)($)        (#)               ($)            ($)
-----------------      ----      ---       ---          ------------    ----------         ---               ---            ---
Michel L. Marengere    1997     360,000   180,000                0              0              0                   0             0
   Chairman of the     1996     360,000   180,000(1)             0              0        825,000(2)                0             0
   Board of            1995     360,000   180,000(1)             0              0             (2)                  0             0
   Directors, Chief
   Executive Officer
   and Director

Nicolas Matossian      1997     240,000    96,000                0              0              0                   0             0
   President and       1996     240,000    96,000(3)             0              0        400,000(4)                0             0
   Chief Operating     1995     240,000    96,000(3)             0              0             (4)                  0             0
   Officer

Robert Chartier        1997     125,000         0                0              0              0                   0             0
   Vice President,     1996     125,000         0                0              0        110,000(5)                0             0
   Corporate           1995     117,000         0                0              0             (5)                  0             0
   Controller and
   Interim Chief
   Financial Officer

J. Arthur Gelinas      1997     150,000         0                0              0              0                   0             0
   Vice President      1996     113,000         0                0              0        200,000                   0             0
   of the Company      1995      90,000         0                0              0              0                   0             0
   and President of
   Davie Industries
   Inc

Olivier Despres(6)     1997     148,000         0                0              0               0                  0             0
   Vice President      1996      10,500         0                0              0         175,000                  0             0
   General Counsel
   and Corporate
   Secretary

(1)The Compensation Committee (now known as the Corporate Governance Committee) granted Mr. Marengere a bonus equal to one-half of his base compensation during Fiscal 1995 and Fiscal 1996. These bonuses were authorized and paid in January 1997.

(2)Consists of 175,000 options granted during Fiscal 1994, 500,000 options granted during Fiscal 1995 and 150,000 shares of Common Stock which were to be received upon the exercise of 75,000 unit options (exercisable for one share of Common Stock and one Common Stock purchase warrant) granted during Fiscal 1995 under Mr. Marengere's service agreement, all of which were repriced on September 12, 1996. All of these options were exercised in August 1997.

(3)The Compensation Committee (now known as the Corporate Governance Committee) granted Mr. Matossian a bonus equal to 40% of his base compensation during Fiscal 1995 and Fiscal 1996. These bonuses were authorized and paid in January 1997.

(4)Consists of 300,000 options granted during Fiscal 1995 and 100,000 shares of Common Stock be received upon the exercise of 50,000 unit options (exercisable for one share of Common Stock and one Common Stock purchase warrant) granted during Fiscal 1995 under Mr. Matossian's service agreement, all of which were repriced on September 12, 1996. All of these options were exercised in August 1997.

(5)Consists of options granted during Fiscal 1995 which were repriced on September 12, 1996. All of these options were exercised in August 1997.

(6)Me Despres joined the Company in September 1996.


                 AGGREGATED OPTION EXERCISES IN 1997 FISCAL YEAR
                     AND FISCAL YEAR-END OPTION VALUES TABLE

                                                   Number of
                                                  Unexercised
                         Shares                   Options/SARs
                        Acquired        Value     at FY-end (#)
                           on         Realized    Exercisable/
       Name            Exercise(#)      ($)(1)    Unexercisable
       ----            -----------      ------    -------------
Michel L. Marengere      825,000           0             0/0
Nicolas Matossian        400,000           0             0/0
Robert Chartier          110,000           0             0/0
J. Arthur Gelinas        200,000           0             0/0
Olivier Despres          175,000           0             0/0

(1) All options were exercised on August 20, 1997. The closing price for the Company's Common Stock on that date was $1.844 which was lower than the exercise price of the options.

   The Company has no retirement, pension or profit-sharing plans covering its officers and directors and does not contemplate implementing any such plans at this time. Although the Company has no formal bonus arrangements, other than as provided in the service agreements for Messrs. Marengere and Matossian, bonuses will be granted at the discretion of the Board of Directors or by the Corporate Governance Committee. SEE "CORPORATE GOVERNANCE COMMITTEE REPORT ON EXECUTIVE COMPENSATION."

DIRECTORS' COMPENSATION

   During Fiscal 1997, Directors of the Company who are not employees of the Company ("Outside Directors") were paid an annual stipend of $12,000 plus a fee of $1,000 for each Audit Committee or Board meeting attended and $500 for each other Committee meeting attended. The aggregate amount of fees paid to all outside directors during Fiscal 1997 was $190,000. On November 25, 1996, Outside Directors Rene Amyot, Reynald Lemieux and Louis Berlinquet were granted three-year options to purchase 25,000 shares of Common Stock at a price of $2.00 per share. In addition, Outside Directors Ladislas O. Rice and Andrew Choa were granted three (3) year options to purchase 25,000 shares of Common Stock at a price of $2.00 per share upon their appointment to the Company's Board of Directors on March 14, 1997.

CHANGE IN CONTROL ARRANGEMENTS

   SERVICE AGREEMENTS

   Effective February 1, 1995, the Company entered into three year service agreements with Michel L. Marengere as Chairman and Chief Executive Officer, Nicolas Matossian as President and Chief Operating

Officer and Robert Chartier as Vice President and Corporate Controller. Effective April 1, 1996 and September 1, 1996, the Company entered into a three year service agreement with Mr. Gelinas and a three-year employment agreement with Me Despres. Mr. Marengere's employment agreement was extended for a three-year period beginning February 1997.

   The service agreements with Messrs. Marengere, Matossian, Chartier, Gelinas and Despres (individually an "executive") contain "change in control" language which provides the executive with certain benefits, including payment to the executive in the amount of three times his base compensation, if the executive is terminated for "good reason," as that term is defined in the service agreements, following a change in control of the Company. The service agreements provide that a "change in control" shall mean a change in control of a nature that would be required to be reported in response to Item 6(e) of Schedule 14A of Regulation 14A, as in effect on the date thereof, promulgated under the Securities Exchange Act of 1934, as amended (the "Exchange Act"); provided, however, that, without limitation, such a change in control shall be deemed to have occurred if (A) any "Person" (as such term is used in Sections 13(d) and 14(d) of the Exchange Act), except for Michel L. Marengere, or a company controlled by him, is or becomes the beneficial owner, directly or indirectly, of securities of the Company representing 10% or more of the combined voting power of the Company's then outstanding securities; (B) there occurs a contested proxy solicitation of the Company's stockholders that results in the contesting party obtaining the ability to vote securities representing 20% or more of the combined voting power of the Company's then outstanding securities; (C) there occurs a sale, exchange, transfer or other disposition of substantially all of the assets of the Company to another entity, except to an entity controlled directly or indirectly by the Company, or a merger, consolidation or other reorganization of the Company in which the Company is not the surviving entity, or a plan of liquidation or dissolution of the Company other than pursuant to bankruptcy or insolvency laws is adopted; or (D) during any period of two consecutive years, individuals who at the beginning of such period constituted the Board of Directors cease for any reason to constitute at least a majority thereof unless the election, or the nomination for election by the Company's stockholders, of each new director was approved by a vote of at least two-thirds of the directors then still in office who were directors at the beginning of the period. Notwithstanding the foregoing, a "change in control" shall not be deemed to have occurred for purposes of the service agreements (i) in the event of a sale, exchange, transfer or other disposition of substantially all of the assets of the Company, or a merger, consolidation or other reorganization involving the Company and the executive, alone or with other officers of the Company, or any entity in which an executive (alone or with other officers) has, directly or indirectly, at least a 25% equity or ownership interest or (ii) in a transaction otherwise commonly referred to as a "management leveraged buy-out."

   If a "change in control" had occurred during Fiscal 1997, Messrs. Marengere, Matossian, Chartier, Gelinas and Despres would have been entitled to receive $1,080,000, $720,000, $375,000, $450,000 and $450,000 respectively, based on their base compensations pursuant to their respective service agreements. In addition, since their service agreements are for three year terms ending February 27, 2000, January 31, 1998, July 31, 1998, March 31, 1999 or August 31, 1999 they would also be entitled to receive their base compensation during the terms of their respective service agreements.

CORPORATE GOVERNANCE COMMITTEE REPORT ON EXECUTIVE COMPENSATION

   The Corporate Governance Committee of the Board of Directors (the "Committee") is responsible for developing and making recommendations to the Board with respect to the Company's executive compensation policies. The Committee consists of Rene Amyot (Chairman), Charles-Albert Poissant, Louis Berlinguet and Reynald Lemieux (temporary), each of whom is an outside director. No member of the Corporate Governance Committee has a relationship that would constitute an interlocking relationship with executive officers or directors of another entity.

SENIOR AND OTHER EXECUTIVE OFFICER COMPENSATION PROGRAM

   For the purpose of this report, senior executives refers to Messrs. Marengere and Matossian. The Company's senior and other executive compensation program is based on the following four objectives: (i) to link the interests of management with those of stockholders by encouraging stock ownership in the Company; (ii) to attract and retain superior executives by providing them with the opportunity to earn total compensation packages that are competitive with the industry;
(iii) to reward individual results by recognizing performance through cash compensation and incentives as well as long-term stock based incentives; and
(iv) to manage compensation based on the level of skill, knowledge, effort and responsibility needed to perform the job successfully.

   The components of the Company's compensation program for its senior and executive officers include (i) cash compensation and bonuses provided pursuant to service agreements or employment agreements; and (ii) performance-based cash bonuses. In past years, the Company has provided incentive compensation in the form of stock options.

   Cash Compensation. Cash compensation levels for the Company's senior and other executive officers are determined, in part, through comparisons with companies in the engineering and construction industry and other companies with which the Company competes for personnel and general geographic market conditions. Additionally, the Committee evaluates individual experience and performance and the overall performance of the Company. The Committee reviews each executive's cash compensation on an annual basis and may increase each executive's cash compensation based on (i) the individual's increased contribution to the Company over the preceding year; (ii) the individual's increased responsibilities over the preceding year; or (iii) any increase in median competitive pay levels.

   Annual Cash Bonuses. The Committee recommends the payment of bonuses from time-to-time to the Company's employees and executive officers to provide these persons with an incentive to be productive over the course of each fiscal year. The service agreements for Messrs. Marengere and Matossian provide for minimum cash bonuses equal to 50% and 40% of their respective base compensation. Subject to the Committee's recommendation, other bonuses may be awarded only if the Company achieves or exceeds certain corporate performance objectives relating to net income, revenues and strategic acquisitions. Except as provided in the service agreements, there is no mechanical formula or official policy regarding the issuance of bonuses to the Company's other executive officers and key employees.

   Stock Option Plans. Historically, the Company has utilized stock options to provide an incentive to these officers and employees by allowing them to directly participate in any increase in the long-term value of the Company and to reward, motivate and retain the services of executive officers. The Company's 1995 Stock Option Plan provided for the grant of 1,500,000 Incentive Stock Options and Non-Qualified Stock Options. All of these options were granted to the executive officers and other key employees in prior fiscal years. Since all outstanding options were repriced to $2.00 per share at the end of fiscal 1996, the Committee did not consider presenting a new option plan for full board and stockholder approval.

   Exercise of Options. During fiscal 1997, the Company's executive officers, Me Amyot and certain other key employees of the Company exercised a total of 2,300,000 options at $2.00 providing the Company with approximately $4.8 million in working capital. At the time of exercise, the Company's Common stock was trading below $2.00 per share and the Company needed cash while it awaited closing of the BNY Facility. These exercise thus provided the Company with much needed working capital and demonstrated the executive officers commitment to increase the long term value of the Company. See "ITEM 1 CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS."

CEO COMPENSATION

   Mr. Marengere's base compensation will be adjusted from time-to-time in accordance with the criteria for the determination of executive officer compensation as described above in the section captioned "Cash Compensation." Mr. Marengere was principally responsible for the acquisitions which have resulted in the Company's substantial growth over the time period since the Company was reorganized in 1993. Furthermore, the Company's executive staff has remained relatively small in spite of the Company's growth, resulting in substantially increased responsibilities for Mr. Marengere. In setting the compensation for Mr. Marengere for Fiscal 1998, the Committee will seek to retain this key executive officer while continuing to tie a significant percentage of his compensation to Company financial performance.

                              By the Corporate Governance Committee

                              Rene Amyot, Chairman
                              Charles-Albert Poissant
                              Louis Berlinguet
                              Reynald Lemieux


                                      38.1

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

   The following table sets forth, as of January 7, 1998, certain information concerning the stock ownership of all persons known by the Company to own beneficially more than 5% of the Company's outstanding Common Stock based upon filings with the Securities and Exchange Commission, including a Schedule 13D filed by Deere Park and certain executive officers and directors of the Company, as well as the beneficial ownership of such Common Stock, as of such date, of all executive officers and directors, individually and as a group. SEE "ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS."

                                        Shares Owed Beneficially        Percentage of
Name and Address of Beneficial Owner         and of Record          Outstanding Shares(1)
------------------------------------         -------------          ---------------------
Michel L. Marengere                          7,188,260 (2)                   22.9%
500 Rue Notre Dame
Lachine, Quebec
Canada H8S 2B2

Nicolas Matossian                            7,188,260(3)                    22.9%
500 Rue Notre Dame
Lachine, Quebec
Canada H8S 2B2

Rene Amyot                                     61,000(4)                       *
523 Cote Ste. Anne
Ste. Anne de Beaupre
Sante-Foy, Quebec
Canada G0A 3C0

                                        Shares Owed Beneficially        Percentage of
Name and Address of Beneficial Owner         and of Record          Outstanding Shares(1)
------------------------------------         -------------          ---------------------
Reynald Lemieux                                26,000(5)                       *
1340 Duquet
Sillery, Quebec
Canada G1S 1A9

Louis Berlinquet                               25,000(6)                       *
500 Rue Notre Dame
Lachine, Quebec
Canada H8S 2B2

Andrew Choa                                    25,000(6)                       *
3801-4 Edinburgh Tower
The Landmark
16 Queens Road
Hong Kong

Ladislas O. Rice                               25,000(6)                       *
19 Redington Road
London, England NW3 7QX

Derek Tennant                                     ___                         ___
154 University Avenue
2nd Floor
Toronto, Ontario
Canada M5H 3Y9

Charles-Albert Poissant,                          ___                         ___
FCA
500 Sherbrooke West
Suite 800
Montreal, Quebec
Canada H3A 3C6

Allen S. Gerrard                                  ___(7)                      ___
33 North Dearborn Street
Suite 1850
Chicago, IL 60603

Robert Chartier                                20,000(8)                       *
500 Rue Notre Dame
Lachine, Quebec
Canada H8S 2B2

J. Arthur Gelinas                              20,000(9)                       *
500 Rue Notre Dame
Lachine, Quebec
Canada H8S 2B2

Olivier Despres                                 ___(10)                       ____
500 Rue Notre Dame
Lachine, Quebec
Canada H8S 2B2

Douglas A. Gerrard                           7,188,260(11)                    22.9%
c/o Deere Park Capital
Management L.L.C.
650 Dundee Road, Suite 640
Northbrook, IL 60062

Leonard Feldman                              7,188,260(12)                   22.9%
c/o Deere Park Capital
Management L.L.C.
650 Dundee Road, Suite 640
Northbrook, IL 60062

Dominion Park Equities, L.L.C.               7,188,260(13)                   22.9%
c/o Deere Park Equities, L.L.C.

                                        Shares Owed Beneficially        Percentage of
Name and Address of Beneficial Owner         and of Record          Outstanding Shares(1)
------------------------------------         -------------          ---------------------
650 Dundee Road, Suite 640
Northbrook, IL 60062

Deere Park Equities, L.L.C.                  7,188,260(14)                   22.9%
650 Dundee Road, Suite 640
Northbrook, IL 60062

Wellgate International Ltd.                  7,188,260(15)                   22.9%
c/o Dominion Bridge
Corporation
500 Notre Dame
Lachine, Quebec
Canada H8S 2B2

All Directors and                              7,350,260                     23.4%
Executive Officers
as a group (13 persons)

-------------------------------------------
*     Less than 1%.

(1) Except as otherwise indicated, percentages are presented after rounding to the nearest tenth and include the total number of shares outstanding and the number of shares which each person has the right to acquire, within 60 days through the exercise of options, pursuant to Item 403 of Regulation S-K and Rule 13d-3(d)(1), promulgated under the Securities and Exchange Act of 1934, as amended (the "Exchange Act"). Percentages for the total of all persons and the total of all officers and directors include all outstanding shares and all shares which such persons have the right to acquire within 60 days.

(2) As a manager of Dominion Park Equities, L.L.C. ("Dominion Park") which is the record owner of 4,490,100 shares of Common Stock and holds a proxy with respect to an additional 2,698,160 shares, Mr. Marengere has shared voting power with respect to all of these shares, shared investment power with respect to 4,490,100 of these shares and is deemed to beneficially own all such shares. Also includes 1,359,792 shares held of record by Fidutech Technologies, Inc. as to which Mr. Marengere has shared investment power. Mr. Marengere is the sole stockholder of Gestion Edinov Inc. and Services M.L. Marengere, Inc. which own, in the aggregate, 75% of Fidutech. Also includes 500,000 shares held of record by Wellgate International Ltd. ("Wellgate") over which Mr. Marengere has shared investment power. Mr. Marengere is an executive officer, director and shareholder of Wellgate.

(3) As a manager of Dominion Park which is the record owner of 4,490,100 shares of Common stock and holds a proxy with respect to an additional 2,698,160 shares, Mr. Matossian has shared voting power with respect to all of these shares, shared investment power with respect to 4,490,100 of these shares and is deemed to beneficially own all such shares. Also includes 50,000 shares over which Mr. Matossian has sole investment power, 4,000 of which held of record by Greyhorse Resources (Canada) Ltd. Mr. Matossian is the sole director, officer and shareholder of Greyhorse. Also includes 500,000 shares held of record by Wellgate over which Mr. Matossian has shared investment power. Mr. Matossian is an executive officer, director and shareholder of Wellgate.

(4) Includes 25,000 shares of Common Stock that may be issued pursuant to stock options exerciseable at $2.00 per share. Although not deemed to be beneficially owned for the purposes of applicable SEC rules and regulations, Me Amyot has an economic interest in an additional 100,000 shares of Common Stock which are deemed to be beneficially owned by Dominion Park and others.

(5) Includes 25,000 shares of Common Stock which may be issued pursuant to stock options exercisable at $2.00 per share.

(6) Consists of shares of Common Stock which may be issued pursuant to stock options exercisable at $2.00.

(7) Mr. Gerrard is identified in the Schedule 13D filed by Deere Park and others as a member of a 13D Group which beneficially owns 7,188,260 shares of Common Stock. See note 13 below.

(8) Represents shares of Common Stock held of record by Mr. Chartier over which he has sole investment power. These shares are subject to a proxy which vests Dominion Park with sole voting power. Although not deemed to be beneficially owned for the purposes of applicable SEC rules and regulations, Mr. Chartier has an economic interest in an additional 110,000 shares of Common Stock which are deemed to be beneficially owned by Dominion Park and others.

(9) Represents shares of Common Stock held of record by Mr. Gelinas over which he has sole investment power. These shares are subject to a proxy which vests Dominion Park with sole voting power. Although not deemed to be beneficially owned for the purposes of applicable SEC rules and regulations, Mr. Gelinas has an economic interest in an additional 200,000 shares of Common Stock which are deemed to be beneficially owned by Dominion Park and others.

(10) Although not deemed to be beneficially owned for the purposes of applicable SEC rules and regulations, Me Despres has an economic interest in 175,000 shares of Common Stock which are deemed to be beneficially owned by Dominion Park and others.

(11) As a manager of Dominion Park, which is the record owner of 4,490,100 shares of Common Stock and holds a proxy with respect to an additional 2,698,160 shares, Mr. Gerrard has shared voting power with respect to all of these shares, shared investment power with respect to 4,490,100 of these shares and is deemed to beneficially own all such shares. Mr. Gerrard is the sole director and shareholder of Deere Park Capital Management, Inc. which is the record owner of 630,700 shares which are subject to a proxy vesting Dominion Park with sole voting power and over which Mr. Gerrard has sole investment power.

(12) As a manager of Dominion Park, which is the record owner of 4,490,100 shares of Common Stock and holds a proxy with respect to an additional 2,698,160 shares, Mr. Feldman has shared voting power with respect to all of these shares, shared investment power with respect to 4,490,100 of these shares and is deemed to beneficially own all such shares

(13) Dominion Park is the record owner of 4,490,000 shares of Common Stock and holds a proxy with respect to an additional 2,698,160 shares. Dominion Park is deemed to beneficially own all of these shares.

(14) Consists of shares of Common Stock beneficially owned by Dominion Park. Deere Park is a member of Dominion Park and may also be deemed to beneficially own such shares.

(15) Includes shares of Common Stock beneficially owned by Dominion Park. Wellgate is a member of Dominion Park and may also be deemed to beneficially own such shares. Also includes 500,000 shares held of record by Wellgate over which Wellgate has sole investment power. These shares are subject to a proxy which vests Dominion Park with sole voting power.

ITEM 13.    CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

   As of September 30, 1997, a subscription receivable in the aggregate amount of $1,824,000 was owed to the Company by Mr. Marengere or his affiliates including Me Amyot.

   During Fiscal 1997, the Company paid approximately $80,000 in fees to Rene Amyot, a director, for consulting and legal services provided to the Company.

   In connection with the settlement of a stockholder derivative action brought against the Company and Messrs. Marengere and Amyot, a company affiliated with Mr. Marengere guaranteed up to $1,155,000 of the value of the preferred stock issued to the Company in connection with the sale of Edinov.

   On August 19, 1997, (i) Deere Park; (ii) the Company's Executive Officers identified herein, outside director Rene Amyot and certain current and former employees of the Company (collectively, the "Management Members"); and (iii) certain principals of Deere Park, including principal stockholders Douglas A. Gerrard and Leonard Feldman, and outside director Allen S. Gerrard, (collectively, the "Group"), filed a Schedule 13D (the "13D") with the Commission which was subsequently amended on September 16, 1997. The 13D describes a series of transactions pursuant to which Deere Park purchased 2,110,000 shares of Company Common Stock and made a loan of approximately $4.8 million to the Management Members which was utilized to exercise 2,380,000 options. Thereafter, Deere Park contributed its 2,110,000 shares and the Management Members contributed their 2,380,000 shares to Dominion Park, LLC ("Dominion Park"), a newly formed limited liability company jointly owned by Deere Park and Messrs. Marengere and Matossian. The Management Members also delivered a proxy to Dominion Park vesting it with sole voting power with respect to an additional 2,067,460 shares owned of record by the Management Members. The transaction documents provide for any gain on the 2,380,000 option shares to be distributed 30% to Deere Park and 70% to the Management Members.

   Although the Company was not a party to these transactions, the proceeds of the approximate $4.8 million loan from Deere Park were paid to the Company by the Management Members to exercise outstanding options. The transactions were also subject to prior approval by the Company's Board of Directors in order to exempt the Group from the anti-takeover provisions of Section 203 of the Delaware General Corporation Law. In addition, the Board determined that the transactions did not trigger the exercise of rights issued under the Company's Shareholder Rights Plan and agreed to the appointment of Derek Tennant and Allen
S. Gerrard to the Company's Board as nominees of Deere Park.

   The 13D states that certain members of the Group are in the process of formulating a proposal with a third party regarding a business combination with the Company and that the Group or its members may also explore the possibility of entering into a business combination with other third parties in the future. Deere Park is an investor in American Eco Corporation, which has indicated an interest in pursuing a business combination with the Company.

                                     PART IV

ITEM 14.    EXHIBITS AND REPORTS ON FORM 8-K.

A.    Financial Statements filed as part of this Report:

      Auditors' Report of Deloitte & Touche, Independent Auditors, on Company's Consolidated Financial Statements for the fiscal years ending September 30, 1997 and 1996

      Auditors' Report of Ernst & Young, Independent Auditors, on the Company's Consolidated Financial Statements for the fiscal year ending September 30, 1995

      Consolidated Balance Sheets of the Company as at September 30, 1997 and
      1996

      Consolidated Statements of Operations of the Company for the fiscal years ended September 30, 1997, 1996 and 1995

      Consolidated Statements of Cash Flows of the Company for the fiscal years ended September 30, 1997, 1996 and 1995

      Consolidated Statements of Stockholders' Equity of the Company for the fiscal years ended September 30, 1997, 1996 and 1995

      Notes to Consolidated Financial Statements of the Company

B.    The following Exhibits are filed as part of this Report:

EXHIBIT NO.      DESCRIPTION
-----------      -----------
3.1 (a)          Amended and Restated Certificate of Incorporation of the
                 Company (Incorporated by reference to Exhibit 3 (i) of the
                 Company's Report on Form 10-Q for the period ended June 30,
                 1996)

3.2(b) Certificate of Designation for the Company's Series One Preferred Stock (Incorporated by reference to the Company's Registration Statement on Form 8-A for its Preferred Stock Purchase Rights, filed December 11, 1996 (the "Form 8-A"))

3.2 Second Amended and Restated By-Laws (Incorporated by reference to Exhibit 3.2 of the Company's Annual Report on Form 10-K for the year ended September 30, 1996 ("1996 10-K"))

3.3 Certificate of Correction to the Company's Restated Certificate of Incorporation filed July 25, 1989. (Incorporated by reference for the Company's Amended Current Report on Form 8-A/A dated June 2, 1997)

3.4 Certificate of Correction to the Company's Certificate of Amendment filed January 31, 1992. (Incorporated by reference for the Company's Amended Current Report on Form 8-A/A dated June 2, 1997)

3.5 Certificate of Correction to the Company's Restated Certificate of Incorporation filed September 5, 1996 (Incorporated by reference to the Company's Amended Current Report on Form 8-A/A dated June 2, 1997)

4.1 Shareholder Rights Plan dated as of November 26, 1996 between the Company and Continental Stock Transfer & Trust Company (Incorporated by reference to the Form 8-A)

4.2 Amendment No. 1 to Shareholders Rights Plan dated November 26, 1997 between the Company and Continental Stock Transfer & Trust Company (Incorporated by reference to the Company's Current Report on Form 8-K dated November 26, 1997)

10.1 Subscription Agreement dated July 25, 1993 between Edinov and Fidutech relating to the purchase of Fidutech of 777,778 Units (Incorporated by reference to Exhibit 10.1 to the Annual Report on Form 10-KSB for the transition period from January 31, 1993 to September 30, 1993)

10.2 Subscription Agreement dated September 15, 1993 between Edinov and Fidutech relating to the purchase of Fidutech of 266,667 Units (Incorporated by reference to Exhibit 10.2 to the Annual Report on Form 10-KSB for the transition period from January 31, 1993 to September 30, 1993)

10.3 Master Agreement Between United Dominion Industries Limited, Cedar Group, Inc., Edinov Corporation and Dominion Bridge Inc. dated March 9, 1994 (incorporated by reference to the Company's Form 8-K, dated April 8, 1994)

10.4 Rollover Agreement Between United Dominion Industries Limited and 3010864 Canada Inc., effective December 31, 1993 (incorporated by reference to the Company's Form 8-K, dated April 8, 1994)

10.5 Share Purchase Agreement Between United Dominion Industries Limited and the Company dated March 10, 1994 (incorporated by reference to the Company's Form 8-K, dated April 8, 1994)

10.6 Services Agreement between the Company and Michel Marengere (incorporated by reference to Exhibit 10.13 to the Company's Report on Form 10-KSB for the fiscal year ended September 30, 1995 (the "1995 10-KSB")

10.7 Services Agreement between the Company and Nicholas Matossian (incorporated by reference to Exhibit 10.14 of the 1995 10-KSB)

10.8 The Company's 1995 Stock Option Plan (incorporated by reference to Exhibit 10.15 of the 1995 10-KSB)

10.9 Credit Agreement dated September 12, 1997 among BNY, Groupe Cedar Canada Inc., the Company, DBI, Steen, Davie, Becker, Les Entrepreneurs Becker Inc. and MIL.

10.10 Letter of Credit Financing Supplement dated as of September 12, 1997 among BNY, Groupe Cedar Canada Inc., the Company, DBI, Steen, Davie, Becker, Les Entrepreneurs Becker Inc. and MIL.

10.11            Guarantee dated September 12, 1997 of the Company.

10.12 Hypothecation of Securities dated September 12, 1997 between BNY and the Company.

10.13 Hypothec on Movable Property dated September 12, 1997 between BNY and the Company.

11               Statement of Computation of Earnings Per Share

21 Subsidiaries (incorporated by reference to Exhibit 21 of the 1996 10-K)

23.1             Consent of Deloitte & Touche

23.2             Consent of Ernest & Young

27               Financial Data Schedule

C.    Reports on Form 8-K

      Report on Form 8-K dated November 26, 1997, Item 5 regarding Amendment No. 1 to the Company's Shareholder Rights Plan.

D.    Financial Statement Schedule

      Schedule II -- Valuation and Qualifying Accounts (included at F-38)

                                   SIGNATURES

   Pursuant to the requirements of Section 13 or 15(d) of the Exchange Act of 1934, the Registrant has duly caused this Annual Report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: January 16, 1998             DOMINION BRIDGE CORPORATION


                                    By:/s/ MICHEL L. MARENGERE
                                       -----------------------
                                       Chief Executive Officer

                                    By:/s/ ROBERT CHARTIER
                                       -----------------------
                                       Interim Chief Financial Officer

   Pursuant to the requirements of the Securities Exchange Act of 1934, this Form 10-K has been signed by the following persons in the capacities and on the dates indicated.

SIGNATURE                      TITLE                        DATE
---------                      -----                        ----


/s/ MICHEL L. MARENGERE        Chairman of the Board of
-----------------------        Directors, Chief Executive
Michel L. Marengere            Officer and Director         January 16, 1998


/s/ NICOLAS MATOSSIAN          President and Chief
---------------------          Operating Officer, Director  January 16, 1998
Nicolas Matossian


/s/ ROBERT CHARTIER            Vice President, Interim CFO  January 16, 1998
-------------------
Robert Chartier


/s/ RENE AMYOT                 Director                     January 16, 1998
--------------
Rene Amyot


/s/ REYNALD LEMIEUX            Director                     January 16, 1998
-------------------
Reynald Lemieux


/s/ LOUIS BERLINGUET           Director                     January 16, 1998
--------------------
Louis Berlinguet


/s/ LADISLAS O. RICE           Director                     January 16, 1998
--------------------
Ladislas O. Rice

         Consolidated financial statements of

         DOMINION BRIDGE CORPORATION

         September 30, 1997

DOMINION BRIDGE CORPORATION
TABLE OF CONTENTS

Independent auditors' report..........................................      F-1


Consolidated statements of operations.................................      F-3


Consolidated balance sheets...........................................      F-4


Consolidated statements of cash flows.................................    F-5-6


Notes to the consolidated financial statements........................   F-7-34


Consolidated statements of stockholders' equity.......................  F-35-37


Valuation and Qualifying Accounts.....................................     F-38

INDEPENDENT AUDITORS' REPORT


To the Board of Directors and Stockholders of Dominion Bridge Corporation

We have audited the accompanying consolidated balance sheets of Dominion Bridge Corporation as at September 30, 1997 and 1996, and the related consolidated statements of operations and cash flows for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform an audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Dominion Bridge Corporation as at September 30, 1997 and 1996, and the consolidated results of its operations and its cash flows for the years then ended in conformity with accounting principles generally accepted in the United States.

The financial statements as at and for the year ended September 30, 1995 were reported on by another firm of chartered accountants, which expressed an unqualified opinion under date of December 20, 1995.

As discussed in Note 19, the accompanying 1996 consolidated financial statements have been restated.


Montreal, Canada

December 16, 1997

(except as to Note 21 which is as of January 16, 1998)

                          INDEPENDENT AUDITORS' REPORT

To the Board of Directors and Shareholders
CEDAR GROUP, INC. (NOW KNOWN AS DOMINION BRIDGE CORPORATION)

We have audited the accompanying consolidated statements of operations, stockholders' equity and cash flows of Cedar Group, Inc., for the year ended September 30, 1995. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, the financial statements referred to above present fairly, in all material respects the consolidated results of the operations and the cash flows of Cedar Group, Inc., for the year ended September 30, 1995 in conformity with accounting principles generally accepted in the United States.

/s/ Ernst & Young

Montreal, Canada
December 20, 1995

DOMINION BRIDGE CORPORATION
CONSOLIDATED STATEMENTS OF OPERATIONS
YEARS ENDED SEPTEMBER 30
(IN THOUSANDS OF U.S. DOLLARS, EXCEPT PER SHARE DATA)
=============================================================================

                                                                         1997            1996           1995
                                                                                      (restated,
                                                                                     see Note 19)
                                                                     ----------      ----------      ----------
                                                                          $                $              $

SALES                                                                   567,578         362,624         155,750
---------------------------------------------------------------------------------------------------------------

Cost of sales                                                           518,955         327,921         139,407
Selling, general and administrative expenses                             61,559          38,720          15,433
---------------------------------------------------------------------------------------------------------------
                                                                        580,514         366,641         154,840
Income from operations of joint ventures (Note 8)                         1,180           2,189           2,165
---------------------------------------------------------------------------------------------------------------
(Loss) income from operations                                           (11,756)         (1,828)          3,075
Interest expense                                                         (5,215)         (2,104)           (406)
Gain on disposal of subsidiary shares                                     1,342              --              --
Provision for impairment in value of an investment
   (Note 3 vi)                                                           (3,847)             --              --
Other income                                                              4,166           1,134           1,236
---------------------------------------------------------------------------------------------------------------
(Loss) income before income taxes and minority interest                 (15,310)         (2,798)          3,905
---------------------------------------------------------------------------------------------------------------
Income taxes (recovery) (Note 11)
   Current                                                                8,507           1,283            (300)
   Deferred                                                              (4,124)           (709)          1,993
---------------------------------------------------------------------------------------------------------------
                                                                          4,383             574           1,693
---------------------------------------------------------------------------------------------------------------
(Loss) income before minority interest                                  (19,693)         (3,372)          2,212
Minority interest - dividends on preferred shares                            --            (645)            (70)
Minority interest - deemed dividends on conversion
             of subsidiary preferred shares
             (Note 19)                                                       --          (4,260)             --
Minority interest - common stock                                         (2,627)         (1,667)           (122)
---------------------------------------------------------------------------------------------------------------
NET (LOSS) INCOME                                                       (22,320)         (9,944)          2,020
===============================================================================================================
Net (loss) income per common share and common
   share equivalents                                                          $               $               $
     Primary                                                              (0.77)          (0.55)           0.14
     Fully diluted                                                           --              --            0.11
---------------------------------------------------------------------------------------------------------------
Weighted average number of common shares
   and common share equivalents outstanding
     Primary                                                         28,834,000      18,174,000      14,929,000
     Fully diluted                                                   29,384,000      23,565,000      17,688,000
---------------------------------------------------------------------------------------------------------------

See accompanying notes

DOMINION BRIDGE CORPORATION
CONSOLIDATED BALANCE SHEETS
AS AT SEPTEMBER 30
(IN THOUSANDS OF U.S. DOLLARS)
===============================================================================

                                                                                        1997         1996
                                                                                                   (restated,
                                                                                                   see Note 19)
----------------------------------------------------------------------------------------------------------------
                                                                                          $            $
ASSETS
Current assets
   Cash (Note 4)                                                                        9,021       26,231
   Accounts receivable, net (Note 5)                                                  107,956      126,911
   Inventories (Note 6)                                                                47,621       43,762
   Prepaid expenses and other current assets                                            5,862        5,417
----------------------------------------------------------------------------------------------------------------
TOTAL CURRENT ASSETS                                                                  170,460      202,321
   Property, plant and equipment, net (Note 7)                                         51,827       38,289
   Assets of business transferred under contractual
     arrangements (preferred shares) (Note 3 vi)                                           --        3,847
   Goodwill                                                                             9,306       11,958
   Pension assets (Note 12)                                                             2,652        1,187
   Investments in unincorporated joint ventures (Note 8)                                  996        2,398
   Other assets                                                                         7,523        5,247
---------------------------------------------------------------------------------------------------------------
                                                                                      242,764      265,247
===============================================================================================================
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities
   Bank indebtedness (Note 9)                                                           7,165        5,624
   Term loan (Notes 9 and 20)                                                          15,000       30,000
   Accounts payable and accrued expenses                                              132,010      119,839
   Customer advances on construction contracts                                          8,447       16,166
   Deferred income taxes                                                                  805           --
   Current portion of obligations under capital leases                                  3,778        2,979
---------------------------------------------------------------------------------------------------------------
TOTAL CURRENT LIABILITIES                                                             167,205      174,608
   Deferred income taxes                                                                  492        5,147
   Accrued post-retirement benefits other than pensions (Note 12)                       1,791          514
    Obligations under capital leases (Note 10)                                           9,363        2,274
   Minority interest (Note 3)                                                          19,243       18,783
   Negative goodwill (Note 3 ii)                                                        7,812       12,945
   Other long-term liabilities                                                          1,459        2,976
---------------------------------------------------------------------------------------------------------------
                                                                                      207,365      217,247
---------------------------------------------------------------------------------------------------------------
COMMITMENTS AND CONTINGENCIES (NOTE 15)

STOCKHOLDERS' EQUITY (NOTE 13)
   Preferred stock, $0.001 par value; 25,000,000 shares
     authorized, none issued
   Common stock, $0.001 par value; 50,000,000 shares
     authorized; issued and outstanding: 31,447,648 in 1997
     and 24,722,188 shares in 1996                                                         34           25
   Additional paid-in capital                                                          74,529       60,624
   Deficit                                                                            (32,511)     (10,191)
   Cumulative translation adjustment                                                   (4,829)        (634)
---------------------------------------------------------------------------------------------------------------
                                                                                       37,223       49,824
   Subscription receivable                                                             (1,824)      (1,824)
---------------------------------------------------------------------------------------------------------------
   Total stockholders' equity                                                          35,399       48,000
---------------------------------------------------------------------------------------------------------------
                                                                                      242,764      265,247
===============================================================================================================

See accompanying notes

DOMINION BRIDGE CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
YEARS ENDED SEPTEMBER 30
(IN THOUSANDS OF U.S. DOLLARS)
===============================================================================

                                                                        1997        1996        1995
                                                                                 (restated,
                                                                               see Note 19)
---------------------------------------------------------------------------------------------------------------
                                                                          $           $            $
CASH FLOW FROM OPERATING ACTIVITIES
Net (loss) income                                                     (22,320)     (9,944)      2,020
Adjustments to reconcile net income to the
   cash used in operating activities
     Deemed dividends on conversion of subsidiary
        preferred shares (Note 19)                                         --       4,260          --
     Minority interest                                                  2,627       1,667         122
     Depreciation and amortization                                     11,478       6,902       3,217
     Common stock issued for services                                     649          85         170
     Amortization of negative goodwill                                 (5,257)     (2,626)         --
     Deferred pension costs                                            (1,465)       (709)      1,993
     Deferred income taxes                                             (4,124)        432         434
     Non-current asset write-offs                                       4,259          --          --
     Gain on sale of property, plant and equipment                         --      (1,105)       (689)
     Gain on sale of subsidiary shares                                 (1,342)         --          --
     Income from operations of unincorporated
        joint ventures                                                 (1,180)     (2,189)     (2,165)
     Investments in unincorporated joint ventures                       2,582         860        1,189
     Decrease (increase) in accounts receivable                        14,295     (25,963)     (10,797)
     Decrease (increase) in prepaid expenses and
        other assets                                                     (455)      6,516         806
     Decrease (increase) in inventories                                (6,048)     18,012      (3,148)
     (Decrease) increase in accounts payable and
        accrued expenses                                               17,083        (595)      5,660
     Decrease in customer advances                                     (7,719)       (272)     (3,263)
     Accrued post retirement benefits                                   1,277          (8)         --
     Other - net                                                         (401)        (22)        178
---------------------------------------------------------------------------------------------------------------
Net cash provided by (used in) operating activities                     3,939      (4,699)     (4,273)
---------------------------------------------------------------------------------------------------------------
CASH FLOW FROM INVESTING ACTIVITIES
Decrease in investments                                                    --          --       2,696
Decrease (increase) in term deposits                                       --       1,688      (1,688)
Cash consideration paid for acquired businesses                            --     (40,214)     (4,476)
Cash of acquired businesses                                                --      35,081         544
Purchase of minority interest of subsidiaries                              --      (6,186)     (8,298)
(Advance to) repayment by divested businesses                              --        (207)        739
Repayment by (advance to) a shareholder                                    --       1,198        (417)
Repayment of advance by an officer                                         --          --         565
Cash payment for purchase of equipment                                (16,742)     (7,132)        (10)
Proceeds from sale of property and equipment                            1,325       2,905       2,152
(Increase) decrease in other assets                                    (2,276)        312          --
Proceeds on disposal of subsidiary shares (Note 3i)                    10,378          --          --
---------------------------------------------------------------------------------------------------------------
Net cash used in investing activities                                  (7,315)    (12,555)     (8,193)
---------------------------------------------------------------------------------------------------------------
CASH FLOW FROM FINANCING ACTIVITIES
Proceeds from issuance of common stock                                     --       2,619       3,493
Proceeds from exercise of warrants                                        299         359         757
Proceeds from exercise of options                                       4,458          --          --
Issue of preferred shares of subsidiary to
   minority interest                                                       --      24,142          --
Issue costs of subsidiary preferred shares                                 --      (1,497)         --
Share issue costs                                                        (137)         --          --
Bank indebtedness                                                       1,541     (10,909)      1,688
Other long-term liabilities                                            (1,517)        250         488
Repayment of capital lease obligations                                 (2,717)       (745)         --
Term loan                                                             (15,000)     25,000       5,000
Decrease in subscription receivable                                        --          61          --
---------------------------------------------------------------------------------------------------------------
Net cash (used in) provided by financing activities                   (13,073)     39,280      11,426
---------------------------------------------------------------------------------------------------------------
Effect of foreign exchange rate fluctuations on cash                     (761)       (560)        227
===============================================================================================================
Net change in cash                                                    (17,210)     21,466        (813)
Cash, beginning of year                                                26,231       4,765       5,578
===============================================================================================================
CASH, END OF YEAR (NOTE 4)                                              9,021      26,231       4,765
===============================================================================================================

DOMINION BRIDGE CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)
YEARS ENDED SEPTEMBER 30
(IN THOUSANDS OF U.S. DOLLARS)
==============================================================================

                                                     1997          1996           1995
                                                               (restated,
                                                              see Note 19)
-----------------------------------------------------------------------------------------
                                                      $             $              $


SUPPLEMENTAL CASH FLOW INFORMATION

CASH PAID DURING THE YEAR FOR:
   Interest                                           3,311         1,457         406

   Taxes                                              2,829           705         310
-----------------------------------------------------------------------------------------

NON-CASH INVESTING AND FINANCING ACTIVITIES
Issue of capital lease obligations                   10,605         5,077          --

Purchase of equipment under capital leases          (10,605)       (5,077)         --

Issuance of common stock on conversion of
   minority interest preferred shares                 8,641        22,723          --

Purchase of preferred stock minority interest
   of subsidiaries                                   (8,641)      (22,723)         --

Issuance of common stock in repayment of debt            --            --          --

Settlement on acquisition of minority interest           --          (627)      1,034
-----------------------------------------------------------------------------------------

See accompanying notes

DOMINION BRIDGE CORPORATION
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED SEPTEMBER 30, 1997 AND 1996
(AS RESTATED, SEE NOTE 19)
(ALL DOLLAR FIGURES ARE IN THOUSANDS OF U.S. DOLLARS UNLESS OTHERWISE
INDICATED)
==============================================================================


1.    NATURE OF OPERATIONS

     Dominion Bridge Corporation (formerly Cedar Group Inc.), a Delaware corporation with executive offices in Montreal, Canada, specializes in international engineering, infrastructure development and project management and ship building and repair. In July 1996, Cedar Group, Inc. amended its certificate of incorporation to change its name to Dominion Bridge Corporation.

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

     The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amount of revenue and expenses during the reporting period. Actual results could differ from those estimates.

DOMINION BRIDGE CORPORATION
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED SEPTEMBER 30, 1997 AND 1996
(AS RESTATED, SEE NOTE 19)
(ALL DOLLAR FIGURES ARE IN THOUSANDS OF U.S. DOLLARS UNLESS OTHERWISE
INDICATED)
================================================================================

2.    SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONT'D)

     Principles of consolidation

     The financial statements include the accounts of the Company and its subsidiaries. All significant intercompany accounts and transactions have been eliminated upon consolidation.

     During 1996, the Company (1) acquired the remaining minority interests in Dominion Bridge Inc. and Steen Contractors Limited, (2) acquired approximately 77.4% of the outstanding shares of McConnell Dowell Corporation Limited and (3) acquired 100% of the outstanding share capital of Industries Davie Inc. (formerly Groupe MIL Inc.).

     During 1997, the Company disposed of a portion of its interest in McConnell Dowell Corporation Limited reducing its interest to 63% at September 30, 1997.

     Each of the above acquisitions were accounted for under the purchase method of accounting. Under the purchase method of accounting, the assets of the acquired entity are reflected on the balance sheet at their fair market value on the date of purchase, with the balance of the purchase price attributed to goodwill. In the case of Industries Davie Inc., since the purchase price was nominal, the difference between the fair market value of the assets and the purchase price was first applied to non-current assets and the remaining portion was treated as negative goodwill. Goodwill is amortized on a straight-line basis over periods not exceeding forty years. Negative goodwill is amortized on a straight-line basis over a period of three years.

     Cash

     Cash includes short-term deposits with terms less than 90 days. Short-term deposits with terms longer than 90 days are stated at cost which approximates fair market value.

     Construction contracts

     Income on construction contracts is recognized on the percentage-of-completion basis. This method allows for the recording of income as the contract progresses based on estimates of the gross margin, the cost to complete and the percentage of completion. Anticipated losses are recorded as they become determinable.

     Management establishes these estimates by periodically assessing the status of each contract using actual costs incurred compared to budgeted costs, and hours worked compared to plan.

     In the ordinary course of its construction business, the Company, together with its client, may conduct a review following the completion of the project for the purpose of establishing a final contract amount. Income is recorded only when the Company's entitlement to additional amounts under such contracts is established.

DOMINION BRIDGE CORPORATION
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED SEPTEMBER 30, 1997 AND 1996
(AS RESTATED, SEE NOTE 19)
(ALL DOLLAR FIGURES ARE IN THOUSANDS OF U.S. DOLLARS UNLESS OTHERWISE
INDICATED)
================================================================================

2.    SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONT'D)

     Inventories

     Inventories consist principally of work in process related to construction contracts which are stated at accumulated costs less amounts charged to income based on the percentage-of-completion of individual contracts. Work in process inventories, accounted for under the percentage-of-completion basis, are adjusted to reflect the lower of cost or net realizable value by accruing for any losses anticipated under such construction contracts as soon as such losses are identified. Raw materials consist principally of raw steel and supplies not held for resale and are stated at the lower of cost (first in, first out) or replacement cost (net realizable value). The policy of carrying these raw material inventories at the lower of cost and replacement cost reflects obsolescence or decline in market value of these inputs to the Company's end products. Finished goods comprise steel and steel hardware products held for resale and are stated at the lower of cost (first in, first out) or market (net realizable value).

     Investments in unincorporated joint ventures

     The Company's investments in unincorporated joint ventures are accounted for by the equity method whereby the investment is initially recorded at cost and the carrying value is adjusted thereafter to include the Company's pro rata share of earnings less drawings received.

     Property, plant and equipment

     Property, plant and equipment, including assets that were acquired under capital leases, are stated at cost. Maintenance and repairs are expensed as incurred. When assets are sold or otherwise disposed of, the cost and related accumulated depreciation are removed from their respective accounts and the resulting gain or loss is reflected in current operations. Depreciation is computed on the straight-line method over the estimated useful lives of the assets, generally five to twenty years for machinery and equipment and forty years for buildings.

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

     Impairment in value of long-lived assets

     The Company evaluates the carrying value of its long-lived assets on an ongoing basis. In order to determine whether an impairment exists, management considers the undiscounted cash flows estimated to be generated by those assets as well as other indicators. Any impairment in the carrying value of assets is charged against earnings in the period an impairment is determined. During 1997, the Company recorded a provision of $3,847 for impairment in value of certain assets (Note 3 vi).

DOMINION BRIDGE CORPORATION
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED SEPTEMBER 30, 1997 AND 1996
(AS RESTATED, SEE NOTE 19)
(ALL DOLLAR FIGURES ARE IN THOUSANDS OF U.S. DOLLARS UNLESS OTHERWISE
INDICATED)
================================================================================

2.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONT'D)
     Income taxes

     The Company accounts for income taxes under the asset and liability method. Deferred taxes reflect the tax consequences in future years of differences between the tax bases of assets and liabilities and their financial reporting amounts.

     Net income (loss) per share

     Primary net income (loss) per common share is computed by dividing the income or loss applicable to common shares by the weighted average number of shares of common stock outstanding and common stock equivalents including the dilutive effect of options and warrants from the date of grant.

     Net income (loss) per common share on a fully diluted basis assumes that all convertible instruments were converted into common stock at the earlier of the beginning of each year or the date of issuance.

     Net loss per common share for the years ended September 30, 1997 and 1996 is not presented on a fully-diluted basis as the existence of potentially dilutive warrants has an antidilutive effect on loss per common share.

     The loss per common share is computed by dividing net loss, plus the dividends on preferred stock, by the weighted average number of common shares outstanding and common stock equivalents, if dilutive. Preferred stock dividends include: (i) dividends stated in the respective certificate of designations; and (ii) dividends deemed to have been issued by virtue of a conversion price that is computed at the date of conversion using a discount to the market price of the Company's common stock. For the years ended September 30, 1997, 1996 and 1995, net income (loss) applicable to common stockholders is as follows:

                                                1997         1996           1995
                                              --------------------------------------
                                                 $            $              $

(Loss) income before minority interest        (19,693)      (3,372)       2,212

Minority interest - cash dividends on
   subsidiary preferred shares                     --         (645)         (70)

Minority interest - deemed dividends
   on conversion of subsidiary preferred
   shares                                          --       (4,260)          --

Minority interest - common stock               (2,627)      (1,667)        (122)
------------------------------------------------------------------------------------
NET (LOSS) INCOME APPLICABLE TO COMMON
   STOCKHOLDERS                               (22,320)      (9,944)       2,020
====================================================================================

     Recent pronouncements

     In February 1997, the Financial Accounting Standards Board (FASB) issued SFAS 128, "Earnings per share" which is effective for fiscal years ending after December 15, 1997. SFAS 128 specifies the computation, presentation and disclosure for earnings per share for entities with publicly held common stock or potential common stock. The Company will adopt SFAS 128 in the preparation of its financial statements for fiscal year ending September 30, 1998. The adoption of SFAS 128 should not have a significant impact on reported loss per share of the Company.

     In June 1997, the FASB issued SFAS 131 - "Disclosures about Segments of an Enterprise and related information". SFAS 131 is effective for fiscal years ending after December 15, 1997. SFAS 131 requires public enterprises to report certain information about operating segments, products and services, geographic areas in which they operate and their major customers. The adoption of SFAS 131 should not have an impact on the financial statements of the Company.

DOMINION BRIDGE CORPORATION
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED SEPTEMBER 30, 1997 AND 1996
(AS RESTATED, SEE NOTE 19)
(ALL DOLLAR FIGURES ARE IN THOUSANDS OF U.S. DOLLARS UNLESS OTHERWISE
INDICATED)
================================================================================

3.    ACQUISITIONS AND DIVESTITURES

     (i) Acquisition of McConnell Dowell Corporation Limited

         Between March 9, 1996 and April 9, 1996, Cedar Group Australia Pty
         Ltd. (CGA), an Australian indirect wholly-owned subsidiary of the Company, purchased, through the facilities of the Australian Stock Exchange, 23,913,000 ordinary shares of McConnell Dowell Corporation Limited (MDC), representing approximately 57.5% of the issued ordinary shares of MDC. Prior to these acquisitions, CGA had acquired 8,274,000 ordinary shares of MDC representing approximately 19.9% of the issued ordinary shares of MDC. At September 30, 1996, CGA owned 32,187,000 ordinary shares of MDC representing a 77.4% ownership interest. MDC is an Australian based general contractor engaged in a broad range of infrastructure projects in the Asia-Pacific region, the Middle East and Eastern Europe.

         The purchase price for the acquisition, including acquisition costs, amounted to $40,214.

         The Company has accounted for the acquisition of MDC using the purchase method as of March 29, 1996, the date at which the Company achieved voting control of MDC. Accordingly, the assets and liabilities of MDC at September 30, 1996 and 1997 are consolidated into the accounts of the Company.

         Prior to March 29, 1996, the Company accounted for its investment in MDC using the equity method. Goodwill is being amortized over a period of forty years.

         The total cost of the acquisition was allocated to the net assets acquired on the basis of their fair value as follows:

                                                                               $

        Current assets                                                      108,691
        Fixed and other assets                                               14,390
        Goodwill                                                             11,875
-----------------------------------------------------------------------------------
        Total assets                                                        134,956
-----------------------------------------------------------------------------------
        Current liabilities                                                  81,708
        Other liabilities                                                     4,709
-----------------------------------------------------------------------------------
        Total liabilities                                                    86,417
-----------------------------------------------------------------------------------
        Net assets                                                           48,539
        Common shares held by minority shareholders at book value             8,325
-----------------------------------------------------------------------------------
        NET CONSIDERATION paid                                               40,214
===================================================================================

       The acquisition was financed partially by a term loan and by the issuance of preferred shares by a subsidiary of the Company.

       In March 1997, the Company sold a portion of its interest in MDC for a cash consideration of $10,378, resulting in a gain of $270, net of income taxes of $1,072. At September 30, 1997, the Company owned 63.0% of the outstanding common shares of MDC.

DOMINION BRIDGE CORPORATION
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED SEPTEMBER 30, 1997 AND 1996
(AS RESTATED, SEE NOTE 19)
(ALL DOLLAR FIGURES ARE IN THOUSANDS OF U.S. DOLLARS UNLESS OTHERWISE
INDICATED)
================================================================================

3.    ACQUISITIONS AND DIVESTITURES (CONT'D)
    (ii) Acquisition of Industries Davie Inc.

         On April 24, 1996, but effective March 31, 1996, the Company's wholly-owned subsidiary, Cedar Group Canada Inc. acquired from Societe Generale de Financement du Quebec (SGF), 100% of the equity of Industries Davie Inc. (IDI) for the purchase price of CDN$1.00. IDI is a Canadian company engaged primarily in commercial and military ship design, construction and repair and in the manufacturing of industrial products.

         The Company has accounted for the acquisition of IDI using the purchase method effective March 31, 1996. Accordingly, the assets and liabilities of IDI at September 30, 1996 and 1997 are consolidated in the accounts of the Company.

         The total cost of the acquisition was allocated to the net assets acquired on the basis of their fair value as follows:

                                                                           $
         Current assets                                                 44,127
         Fixed assets                                                      -
         Other assets                                                    2,089
         ---------------------------------------------------------------------
         Total assets                                                   46,216
         ---------------------------------------------------------------------
         Current liabilities                                            30,645
         Negative goodwill                                              15,571
         ---------------------------------------------------------------------
         Total liabilities                                              46,216
         ---------------------------------------------------------------------
         Net assets                                                        -
         ---------------------------------------------------------------------
         NET CONSIDERATION PAID                                            -
         =====================================================================

         Negative goodwill amounting to $24,225 has been applied to reduce the value of long-term non-monetary assets to $Nil and the balance of $7,812 (net of accumulated amortization of $7,759) is being disclosed as negative goodwill on the balance sheet and is being amortized over a three-year period from the date of acquisition.

   (iii) Acquisition of Steen Contractors Limited

         Effective April 1, 1995, the Company acquired 75% of the common stock of Steen Contractors Limited (Steen), a Canadian company engaged in construction services provided in Canada, for a cash consideration of $4,476.

         Effective March 31, 1996, the remaining 25% of Steen's common shares were purchased for a cash consideration of CDN$2,135 (US$1,571), resulting in goodwill of $230 which was amortized during fiscal year 1996.

DOMINION BRIDGE CORPORATION
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED SEPTEMBER 30, 1997 AND 1996
(AS RESTATED, SEE NOTE 19)
(ALL DOLLAR FIGURES ARE IN THOUSANDS OF U.S. DOLLARS UNLESS OTHERWISE
INDICATED)
================================================================================

3. ACQUISITIONS AND DIVESTITURES (CONT'D)
   (iii) Acquisition of Steen Contractors Limited (cont'd)

         The acquisitions have been accounted for under the purchase method of accounting and have been given effect from April 1, 1995 for the first purchase of 75% and from March 31, 1996 for the second purchase of 25%.

         The total cost of the initial 75% interest in Steen was allocated to the net assets acquired on the basis of their fair value as follows:

                                                                         $
         Current assets                                               18,505
         Fixed assets                                                    255
         Other assets                                                  1,235
         ---------------------------------------------------------------------
         Total assets                                                 19,995
         ---------------------------------------------------------------------
         Current liabilities                                          12,056
         Other liabilities                                             1,726
         ---------------------------------------------------------------------
         Total liabilities                                            13,782
         ---------------------------------------------------------------------
         Net assets                                                    6,213
         Common shares held by minority shareholders at book value     1,737
         ---------------------------------------------------------------------
         NET CONSIDERATION PAID                                        4,476
         =====================================================================

         The acquisition was financed by a $5,000 term loan from Bankers Trust.

   (iv)  Acquisition of Dominion Bridge Inc.

         Effective March 9, 1994, the Company acquired from United Dominion Industries Limited (UDIL) 85% of the common stock of Dominion Bridge Inc. (DB), a Canadian company engaged in construction and engineering services provided in Canada for a cash consideration of $3,750 and the issue by DB of Class A preferred shares in the amount of CDN$18,338. The acquisition has been accounted for by the purchase method and earnings have been included in the results of operations from the date of acquisition.

DOMINION BRIDGE CORPORATION
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED SEPTEMBER 30, 1997 AND 1996
(AS RESTATED, SEE NOTE 19)
(ALL DOLLAR FIGURES ARE IN THOUSANDS OF U.S. DOLLARS UNLESS OTHERWISE
INDICATED)
================================================================================

3.  ACQUISITIONS AND DIVESTITURES (CONT'D)
    (iv) Acquisition of Dominion Bridge Inc. (cont'd)

         The total cost of the acquisition was allocated to the net assets acquired on the basis of their fair value as follows:

                                                                                        $
          Current assets                                                              23,381
          Fixed assets                                                                25,632
          Other assets                                                                 3,525
          ----------------------------------------------------------------------------------
          Total assets                                                                52,538
          ----------------------------------------------------------------------------------
          Current liabilities                                                         23,765
          Other liabilities                                                           10,604
          ----------------------------------------------------------------------------------
          Total liabilities                                                           34,369
          ----------------------------------------------------------------------------------
          Net assets                                                                  18,169
          Common and preferred shares held by minority shareholders at book value     14,419
          ----------------------------------------------------------------------------------
          NET CONSIDERATION PAID                                                       3,750
          ==================================================================================

         The CDN$18,338 Class A Preferred Shares of DB, bearing a cumulative dividend of 7.5%, originally issued to UDIL were convertible into the Company's common stock at a rate of CDN$6.00 per share. On October 21, 1994, the Company agreed to acquire the minority holdings of common and Class A preferred shares of DB held by UDIL. The agreement provided that these interests would be acquired for cash payments of CDN$18,000, the transfer of assets having a book value of CDN$1,368 and the waiver of the preferred dividend requirement for the Company's 1994 fourth quarter. As of September 30, 1995, the Company paid CDN$8,300, transferred the assets and received all of the common shares of DB held by UDIL and received preferred shares having a face value of CDN$8,786.

         On December 18, 1995, the Company accepted UDIL's offer to acquire all remaining preferred shares of DB and the waiver of all claims and dividends for an aggregate consideration of CDN$11,500 (US$8,200) consisting of a cash payment of CDN$5,000 (US$3,648) and the balance to be paid through the issuance of up to 1,250,334 shares of the Company. The book value of the minority interest related to the preferred shares was $8,200 at September 30, 1995.

         During the year ended September 30, 1996, the Company issued 1,000,000 common shares, valued at $2,855, and paid cash of $967 in lieu of issuing 200,000 common shares to UDIL to settle its obligation arising from the acquisition of the remaining preferred shares of DB. At September 30, 1996, an obligation to issue a final 50,334 shares remained and the Company settled this obligation through the issuance, in 1997, of 50,334 common shares valued at $104. The deficiency of the final consideration paid from the book value of the obligation has been credited as a capital transaction in the statement of stockholders' equity at September 30, 1996 and a decrease in minority interest in the amount of $627.

DOMINION BRIDGE CORPORATION
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED SEPTEMBER 30, 1997 AND 1996
(AS RESTATED, SEE NOTE 19)
(ALL DOLLAR FIGURES ARE IN THOUSANDS OF U.S. DOLLARS UNLESS OTHERWISE
INDICATED)
================================================================================

3.  ACQUISITIONS AND DIVESTITURES (CONT'D)
    (v)   Pro-forma results

         Set forth below is the Company's unaudited pro-forma combined condensed statement of operations for the year ended September 30, 1996 as though each of the acquisitions made during 1996 had been made on October 1, 1995.

                                                       (in thousands of dollars
                                                         except per share data)

         Sales                                                  $    527,555
         Net loss                                               $      9,260)
         Per common share
            Primary                                             $      (0.51)
            Fully diluted                                       $        --
         Average number of common shares and common
            share equivalents outstanding
              Primary                                             18,174,000
              Fully diluted                                       27,699,000

         The unaudited pro-forma combined summary of operations has been prepared utilizing the historical financial statements of the Company and the acquired businesses. The unaudited pro-forma combined summary of operations does not purport to be indicative of the results which actually would have been obtained if the acquisitions had been made at the beginning of the Company's 1996 fiscal year.

         The unaudited pro-forma combined summary of operations includes the effects of the purchase price allocation adjustments. The purchase price allocation adjustments include the adjustment of the net assets acquired to the price paid for them, including the estimated costs associated with the integration of the businesses.

    (vi) Edinov Corporation

         Effective July 1, 1994, the Company decided to divest the Canadian commodity fastener distribution businesses, formerly conducted by Edinov Corporation. The transaction was completed on December 22, 1994 by the receipt of CDN$1,000 cash and CDN$5,135 (US$3,847) preferred shares of the acquirer. No gain or loss was recognized on the transaction. The preferred shares bear a cumulative dividend equal to the bank prime rate at the beginning of every fiscal year where a dividend is declared and are collateralized by a pledge of Edinov's assets. These preferred shares are redeemable at varying amounts annually through 2009, commencing at CDN$250 in 1996 and CDN$350 thereafter. No shares have been retired in 1997 (CDN$250 in 1996). The Company's ability to realize the value of the preferred shares is dependent on future operations of the divested businesses. During 1997, the Company recorded a $3,847 provision for impairment in value of this asset.

DOMINION BRIDGE CORPORATION
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED SEPTEMBER 30, 1997 AND 1996
(AS RESTATED, SEE NOTE 19)
(ALL DOLLAR FIGURES ARE IN THOUSANDS OF U.S. DOLLARS UNLESS OTHERWISE
INDICATED)
================================================================================

3. ACQUISITIONS AND DIVESTITURES (CONT'D)
   (vii) Fasteners distribution business

         In late fiscal 1996, the Company abandoned its industrial fastener importation and distribution business. The operations of this business were not significant to the Company and were not disclosed as discontinued operations as the Company continued to have operations in the fastener business.


4. CASH
     Included in cash is an amount of $268 ($17,078 in 1996) as indicated in the IDI accounts. Pursuant to the purchase agreement with SGF (see Note 3
     (ii)), this cash amount is restricted in its use to the benefit of IDI.


5. ACCOUNTS RECEIVABLE
     Accounts receivable are comprised of the following:

                                                          1997           1996
                                                     ------------------------
                                                            $              $

     Trade and other receivables                         84,100        99,389
     Holdbacks receivable                                16,774        13,714
     Unbilled receivables                                 7,316        15,312
     Allowance for doubtful accounts                       (234)       (1,504)
     -------------------------------------------------------------------------
                                                        107,956       126,911
     =========================================================================

     Holdbacks receivable represent retainage provisions due from customers as is the normal course of business in long-term construction contracts.


6. INVENTORIES

                                                          1997           1996
                                                     ------------------------
                                                            $              $

     Raw materials                                        9,040         2,958
     Construction contracts, work in process             38,459        38,625
     Finished goods                                         122         2,179
     ------------------------------------------------------------------------
                                                         47,621        43,762
     ========================================================================

DOMINION BRIDGE CORPORATION
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED SEPTEMBER 30, 1997 AND 1996
(AS RESTATED, SEE NOTE 19)
(ALL DOLLAR FIGURES ARE IN THOUSANDS OF U.S. DOLLARS UNLESS OTHERWISE
INDICATED)
================================================================================

7.  PROPERTY, PLANT AND EQUIPMENT

                                                                           ACCUMULATED     NET BOOK
                                                               COST       DEPRECIATION       VALUE
    -----------------------------------------------------------------------------------------------
                                                                 $              $              $

     1997
        Land                                                   6,843              -         6,843
        Building                                               5,077            900         4,177
        Machinery and equipment                               50,867         22,358        28,509
        Machinery and equipment under capital leases          16,462          4,164        12,298
     --------------------------------------------------------------------------------------------
                                                              79,249         27,422        51,827
     ============================================================================================
     1996
        Land                                                   6,813              -         6,813
        Building                                               4,114            604         3,510
        Machinery and equipment                               35,458         12,779        22,679
        Machinery and equipment under capital leases           5,857           570          5,287
     --------------------------------------------------------------------------------------------
                                                              52,242         13,953        38,289
     ============================================================================================

8.   INVESTMENTS IN UNINCORPORATED JOINT VENTURES
     Subsidiaries of the Company have interests in unincorporated joint ventures which are accounted for by the equity method. Unincorporated joint ventures are engaged in construction and engineering in Canada and Asia-Pacific.

     The Company's share of assets and liabilities as at September 30, and the revenue, expenses and net earnings of the joint ventures for the years ended September 30, are as follows:

                                           1997           1996           1995
                                       --------------------------------------
                                             $              $              $

     Assets                                2,510          5,716         1,608
     Liabilities                             862          3,205         2,358

     Revenue                              12,510         15,040         8,319
     Expenses                             11,330         12,851         6,154
     --------------------------------------------------------------------------
     Net income                            1,180          2,189         2,165
     ==========================================================================

DOMINION BRIDGE CORPORATION
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED SEPTEMBER 30, 1997 AND 1996
(AS RESTATED, SEE NOTE 19)
(ALL DOLLAR FIGURES ARE IN THOUSANDS OF U.S. DOLLARS UNLESS OTHERWISE
INDICATED)
================================================================================

9.   FINANCING ARRANGEMENTS
     On April 29, 1996, the Company entered into an agreement with BT Commercial Corporation, an affiliate of Bankers Trust Company ("BTCC") for a term loan in the amount of $30,000. This loan bears interest at LIBOR and is collateralized by most assets of the consolidated group. The weighted average interest rate on the term loan was 11.37% for the year ended September 30, 1997 (8.25% in 1996). The original maturity date for the loan was April 30, 1997 and has since been extended to September 30, 1997. (See
     Note 20 - Subsequent event.)

     A subsidiary of the Company has entered into operating credit facilities totalling $4,120 bearing interest at variable rates. At September 30, 1997, $407 was outstanding under these facilities. Certain facilities have restrictions on their usage and are limited for use on specific projects.


10.   OBLIGATIONS UNDER CAPITAL LEASES

     A subsidiary of the Company has obligations under capital leases which are due as follows:

                                                     $

               1998                                 4,473
               1999                                 3,577
               2000                                 3,374
               2001                                 2,948
               2002                                   614
               ------------------------------------------
                                                   14,986
               LESS: IMPUTED INTEREST              (1,845)
               ------------------------------------------
                                                   13,141
               LESS: AMOUNTS DUE WITHIN ONE YEAR    3,778
               ------------------------------------------
                                                    9,363
               ==========================================

DOMINION BRIDGE CORPORATION
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED SEPTEMBER 30, 1997 AND 1996
(AS RESTATED, SEE NOTE 19)
(ALL DOLLAR FIGURES ARE IN THOUSANDS OF U.S. DOLLARS UNLESS OTHERWISE INDICATED)
================================================================================

11.   INCOME TAXES

      The provision for income taxes comprises the following elements:

                                         1997                  1996                 1995
                                    ---------------------------------------------------------
                                           $                     $                    $
      CURRENT
      United States                        --                    217                   --
      Canada                             1,661                   463                  (300)
      Asia-Pacific                       6,846                   603                   --
      ---------------------------------------------------------------------------------------
                                         8,507                 1,283                  (300)
      ---------------------------------------------------------------------------------------

      DEFERRED
      United States                       (415)                1,382                  (139)
      Canada                            (2,517)               (2,400)                2,132
      Asia-Pacific                      (1,192)                  309                   --
      ---------------------------------------------------------------------------------------
                                        (4,124)                 (709)                1,993
      ---------------------------------------------------------------------------------------
                                         4,383                   574                 1,693
      =======================================================================================

      The related income (loss) before income taxes is as follows:

                                          1997                  1996                 1995
                                    ---------------------------------------------------------
                                            $                     $                    $
      United States                    (11,617)                 (364)               (1,246)
      Canada                           (18,331)               (8,981)                5,151
      Asia-Pacific                      14,638                 6,547                   --
      ---------------------------------------------------------------------------------------
                                       (15,310)               (2,798)                3,905
      =======================================================================================

      Deferred tax liabilities and assets comprise the following elements at September 30:

                                                                                     1997             1996
                                                                              ---------------------------------
                                                                                       $                $
      Deferred tax liabilities
         Book over tax value of property and equipment                               1,128            3,959
         Income from operations of joint ventures                                      703              955
         Completed contracts basis                                                     840              536
         Holdbacks                                                                     506               --
         Other                                                                       2,165              492
      ---------------------------------------------------------------------------------------------------------
                                                                                     5,342            5,942
      ---------------------------------------------------------------------------------------------------------

      Deferred tax assets
         Post-employment benefits other than pensions                                1,309              193
         Rationalization reserves                                                    1,392              197
         Net operating losses carried forward                                       31,888           20,808
         Valuation allowance for operating losses carried forward                  (31,483)         (20,403)
         Other                                                                         939              --
      ---------------------------------------------------------------------------------------------------------
                                                                                     4,045              795
      ---------------------------------------------------------------------------------------------------------
        NET DEFERRED TAX LIABILITIES                                                 1,297            5,147
      =========================================================================================================

DOMINION BRIDGE CORPORATION
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED SEPTEMBER 30, 1997 AND 1996
(AS RESTATED, SEE NOTE 19)
(ALL DOLLAR FIGURES ARE IN THOUSANDS OF U.S. DOLLARS UNLESS OTHERWISE INDICATED)
================================================================================



11.     INCOME TAXES (CONT'D)

        The difference between the Company's effective income tax rate and the statutory rate on income from operations is reconciled below:

                                                                1997                  1996                 1995
                                                          ---------------------------------------------------------
                                                                  $                     $                    $
        Income tax expense (recovery) at U.S.
           statutory rate                                        (5,359)                (979)               1,367
        State tax (recovery), net of federal tax benefits          (919)                (167)                 234
        Foreign income taxes at less than statutory rate           (235)              (1,433)                (155)
        Operating losses without tax benefit                     12,229                1,746                  162
        Other                                                    (1,333)               1,407                   85
        -----------------------------------------------------------------------------------------------------------
                                                                  4,383                  574                1,693
        ===========================================================================================================

        The Company conducts its construction projects in a wide variety of tax jurisdictions including Canada and many South East Asia and Pacific Rim countries. These tax jurisdictions have tax rates that are less than those of the statutory rates in the United States of America. The Company had positive net income in these jurisdictions and has reflected a net tax provision on these profits, but less of a provision than would have resulted had those foreign incomes been subject to the U.S. statutory rate. As a result, the expected net tax recovery from the overall combined foreign and domestic losses would be greater than had the profitable divisions resided in the USA. This gives rise to the additional expected recovery. This increased expectation of an overall recovery is then diminished by the non-recognition of tax benefits on, principally domestic, losses.

        At September 30, 1997, the Company had unused net operating losses carried forward for income tax purposes which expire as follows:


                          UNITED STATES                                            CANADA
                             FEDERAL                                              FEDERAL
                                $                                                    $
                                                                                   (CDN)
                                                                     1998                      7,826
                2005                        160                      1999                      1,746
                2006                      1,298                      2000                      5,426
                2007                      3,541                      2001                     20,449
                2008                      1,491                      2002                     53,639
                2011                      1,657                      2003                     14,450
                2012                      6,256                      2004                     21,562
              ----------------------------------------------------------------------------------------
                                         14,403                                              125,098
              ========================================================================================

        The benefit of these losses has been partly recognized in the Company's books. For financial reporting purposes, a valuation allowance of $31,888 ($20,403 in 1996) has been recognized to offset the deferred tax assets relating to the net operating losses carried forward.

DOMINION BRIDGE CORPORATION
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED SEPTEMBER 30, 1997 AND 1996
(AS RESTATED, SEE NOTE 19)
(ALL DOLLAR FIGURES ARE IN THOUSANDS OF U.S. DOLLARS UNLESS OTHERWISE INDICATED)
================================================================================



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

        The net pension expense for Company-sponsored pension plans consists of the following components:

                                                                  1997                 1996                 1995
                                                          ----------------------------------------------------------
                                                                    $                    $                    $
        Service cost - benefits earned during the year            1,222                1,199                  894
        Interest cost on projected benefit obligations            4,073                3,023                1,173
        Return on plan assets                                    (4,407)              (3,255)              (1,280)
        Net amortization                                            (59)                  96                    8
        ------------------------------------------------------------------------------------------------------------
        NET PENSION EXPENSE                                         829                1,063                  795
        ============================================================================================================

        The reconciliation of the funded status of pension plans is as follows:

                                                                                       1997                 1996
                                                                              ----------------------------------------
                                                                                         $                    $
        Plan assets at fair value                                                     59,813               50,065
        Actuarial present value of projected benefit
           obligations                                                                53,179               46,585
        --------------------------------------------------------------------------------------------------------------
        Plan assets in excess of projected benefit
           obligations                                                                 6,634                3,480
        Unrecognized prior service cost for plan
           amendments                                                                    298                  769
        Unrecognized net experience gains                                             (4,280)              (3,062)
        --------------------------------------------------------------------------------------------------------------
        NET PENSION ASSETS RECOGNIZED IN THE
           CONSOLIDATED BALANCE SHEET                                                  2,652                1,187
        ==============================================================================================================

DOMINION BRIDGE CORPORATION
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED SEPTEMBER 30, 1997 AND 1996
(AS RESTATED, SEE NOTE 19)
(ALL DOLLAR FIGURES ARE IN THOUSANDS OF U.S. DOLLARS UNLESS OTHERWISE INDICATED)
================================================================================



12.     BENEFIT PLANS (CONT'D)

        The weighted average of assumptions used in the determination of the projected benefit obligation is:

                                                                   1997                 1996                1995
                                                             -------------------------------------------------------
                                                                    %                    %                   %
        Discount rate                                               8.0                  8.0                 8.0
        Rate of increases in compensation level                     5.0                  6.0                 6.0
        Expected long-term rate of return on assets                 8.0                  8.0                 8.0
-------------------------------------------------------------------------------------------------------------------

        The assets of the Company-sponsored plans are invested primarily in Canadian equities and bonds.

        POST-RETIREMENT BENEFITS OTHER THAN PENSIONS

        The Company currently provides post-retirement health care and life insurance benefits to certain Canadian retirees. In general, employees who retire after attaining age 60 with five years of service are eligible for continued health care and life insurance coverage. Dependent health care and life insurance coverage are also available. Most retirees contribute towards the cost of health care coverage, with the contributions generally varying based on service. The Company accrues the expected cost of providing post-retirement benefits during the years an employee renders service.

        Net periodic post-retirement benefit cost includes the following components:

                                                                   1997                 1996                1995
                                                             --------------------------------------------------------
                                                                     $                    $                    $
        Service cost - benefits earned during the year              143                    1                    1
        Interest cost on accumulated post-retirement
           benefit obligation                                        41                   41                   40
        -------------------------------------------------------------------------------------------------------------
        NET PERIODIC POST-RETIREMENT BENEFIT COST                   184                   42                   41
        =============================================================================================================

        At present, there is no prefunding of the post-retirement benefits recognized under FASB Statement No. 106. The following table presents the status of the plans reconciled with amounts recognized in the consolidated balance sheets for the Company's post-retirement benefits:

                                                                                       1997                 1996
                                                                              -------------------------------------------
                                                                                         $                    $
        Accumulated post-retirement benefit obligation                                 2,692                  514
        Unrecognized obligation                                                         (901)                   -
        -----------------------------------------------------------------------------------------------------------------
        POST-RETIREMENT BENEFIT LIABILITY RECOGNIZED
           IN THE CONSOLIDATED BALANCE SHEETS                                          1,791                  514
        =================================================================================================================

DOMINION BRIDGE CORPORATION
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED SEPTEMBER 30, 1997 AND 1996
(AS RESTATED, SEE NOTE 19)
(ALL DOLLAR FIGURES ARE IN THOUSANDS OF U.S. DOLLARS UNLESS OTHERWISE INDICATED)
================================================================================



12.     BENEFIT PLANS (CONT'D)

        For measurement purposes, the assumed weighted average annual rate of increase for capital cost of health care benefits is 11.5% for 1997 and assumed to decrease 0.5% per year to 7% in the year 2006 and remain constant thereafter. The weighted average discount rate used in determining the accumulated post-retirement benefit obligation was 8% at September 30, 1997. The rate of increase in compensation levels assumed was 6%.

        OTHER

        Certain subsidiaries of the Company contribute to defined contribution plans for eligible employees. The contributions for 1997, 1996 and 1995 were $1,788, $942 and $4,186, respectively.

        A subsidiary of the Company recognizes the future liability for wages and salaries, annual leave and sick leave. The liability is measured as the present value of expected future payments to be made in respect of services provided by employees up to the reporting date. Consideration is given to expected future wage and salary levels, experience of employee departures and periods of service. Expected future payments are discounted using interest rates on Australian government guaranteed securities with terms that match, as closely as possible, the estimated future cash flows. The current portion of the liability in the amount of $3,837 ($2,625 in 1996) has been presented as part of "Accounts payable and accrued expenses" and the long-term portion in the amount of $882 ($1,030 in 1996) has been presented as part of "Other long-term liabilities".

13.     STOCKHOLDERS' EQUITY

        Each of the conversion prices disclosed below, in each of the fiscal years, represents the fair market value of the Company's common stock as of the date the underlying transaction.

        1997

        During 1997, the Company issued 3,971,126 shares of its common stock upon the conversion of $7,300 of Cedar Group (TCI) LLC Inc. ("TCI") preferred shares in accordance with the terms of the Preferred Share Agreement. All the shares relating to this Preferred Share Agreement have been fully converted into the Company's common shares. As a result, the minority interest balance of $1,237 relating to the embedded dividend implicit in the TCI preferred shares has been reversed and credited to the "Additional paid-in capital".

        During 1997, the Company issued 50,334 shares of its common stock to UDIL as part of the settlement to acquire the remaining UDIL held preferred shares of DB for a total consideration of $104 (Note 3 (iv)).

        During 1997, the Company issued 324,000 shares of its common stock valued at $650 for services rendered by employees and a former officer of the Company.

        During 1997, the Company issued 150,000 shares of its common stock for a consideration of $300 upon exercise of warrants.

        During 1997, the Company issued 2,230,000 shares of its common stock for a consideration of $4,460 pursuant to the exercise of stock options.

DOMINION BRIDGE CORPORATION
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED SEPTEMBER 30, 1997 AND 1996
(AS RESTATED, SEE NOTE 19)
(ALL DOLLAR FIGURES ARE IN THOUSANDS OF U.S. DOLLARS UNLESS OTHERWISE INDICATED)
================================================================================



13.     STOCKHOLDERS' EQUITY (CONT'D)

        1996

        During 1996, the Company issued 7,994,606 shares of its common stock upon the conversion of $16,845 of TCI preferred shares in accordance with the terms of the Preferred Share Agreement.

        During fiscal 1996, the Company recorded a deemed dividend totalling $4,260 relating to the embedded dividend implicit in the TCI preferred shares from March 1996, through to June 30, 1996, the first date the preferred shares were entitled to convert to common stock at a 15% discount from the market price of the common stock. The embedded dividend is charged to earnings as "Minority interest - deemed dividends on conversion of subsidiary preferred shares" and a corresponding amount is included as part of the minority interest on the balance sheet. As the TCI preferred shares are converted to common stock of the Company, the related amount is credited to "Additional paid-in capital". As of September 30, 1996, there remained $1,237 included as part of "Minority interest" which was reclassified to "Additional paid-in capital" upon conversion of the TCI preferred shares into common stock of the Company in 1997.

        During 1996, the Company issued 1,000,000 shares of its common stock to UDIL as part of the settlement to acquire the remaining UDIL held preferred shares of DB for a total consideration of $2,855 (Note 3 iv).

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

        In December 1994, the Company issued 409,207 shares of its common stock at a price of $2.81 per share upon conversion of preferred shares of Unimetric Corporation in accordance with the terms of the preferred shares for a total consideration of $1,150.

DOMINION BRIDGE CORPORATION
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED SEPTEMBER 30, 1997 AND 1996
(AS RESTATED, SEE NOTE 19)
(ALL DOLLAR FIGURES ARE IN THOUSANDS OF U.S. DOLLARS UNLESS OTHERWISE INDICATED)
================================================================================



13.     STOCKHOLDERS' EQUITY (CONT'D)

        1995 (CONT'D)

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

        INCENTIVE PLANS

        At September 30, 1997, the Company has stock-based compensation plans available to executive officers, non-executive officers and certain key employees of the Company.

        The Company has a stock option plan available to grant options to executive officers, non-executive officers and certain key employees of the Company. The stock plan was adopted in 1995 and provides for the issuance of 2,180,000 options to purchase 2,180,000 shares of the Company at a price ranging from $0.59 to $4.124 per share. The options are exercisable over a three-year period. Pursuant to a resolution of the Board of Directors dated September 12, 1996, the exercise price of certain share options has been changed to $2.00 per share (market value of the shares at the time) and the expiry date was changed to September 30, 1998. During the year ended September 30, 1997, all options issued under the stock option plan have been exercised.

        Pursuant to certain employment agreements, the Company has a plan available to grant units to its key executive officers. The unit allows the holder to obtain one share in the common stock of the Company for $2.00 and one warrant. The warrant can then be converted into one common share, of the Company for $2.00. The total number of units outstanding is 150,000 and can be converted into 300,000 shares of common stock of the Company. These units expire on September 30, 1998. During the year ended September 30, 1997, all units issued under this plan have been exercised.

        The Company has granted warrants to key executive officers of the Company and non-employees of the Company at prices ranging from $2.00 to $4.00. The total number of warrants outstanding is 550,000 (including those available as part of the units described above) which can be converted into 550,000 shares of common stock of the Company. These warrants expire from September 30, 1998 to December 31, 1999.

DOMINION BRIDGE CORPORATION
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED SEPTEMBER 30, 1997 AND 1996
(AS RESTATED, SEE NOTE 19)
(ALL DOLLAR FIGURES ARE IN THOUSANDS OF U.S. DOLLARS UNLESS OTHERWISE INDICATED)
================================================================================



13.     STOCKHOLDERS' EQUITY (CONT'D)

                                                                                  OPTION, WARRANT
                                                                                  AND UNIT PRICE
                                                               SHARES                PER SHARE            AGGREGATE
        -----------------------------------------------------------------------------------------------------------
                                                                                        $                     $
        OUTSTANDING AT SEPTEMBER 30, 1995                     1,835,000            2.68 to 4.125            7,136
        Adjustment for 1995 warrants outstanding                600,500             2.00 to 4.00            1,601
        Granted                                                 675,000                     2.00            1,350
        Exercised                                              (107,394)           3.25 to 4.125             (359)
        Cancelled                                              (123,106)                    2.00             (246)
        Adjustment to share option price                            --                       --            (3,322)
        -----------------------------------------------------------------------------------------------------------
        OUTSTANDING AT SEPTEMBER 30, 1996                     2,880,000             2.00 to 4.00            6,160
        -----------------------------------------------------------------------------------------------------------
        Granted                                                  50,000                     2.00              100
        Exercised                                            (2,380,000)                    2.00           (4,760)
        -----------------------------------------------------------------------------------------------------------
        OUTSTANDING AT SEPTEMBER 30, 1997                       550,000             2.00 to 4.00            1,500
        -----------------------------------------------------------------------------------------------------------

        The exercise price of the various options granted was determined based on the average trading price of the common stock for the five trading days immediately preceding the date of the grant.

        Fair value of stock options

        The fair value of each option grant is estimated at the date of grant using the Black-Scholes option pricing model with the following weighted average assumptions used for grants in 1997, 1996 and 1995 respectively; dividend yield of 0% for all years, expected volatility of 76.7%, 68.2% and 73.4%, risk free interest rates of 5.8%, 6.3% and 6.6% and expected lives of three years for the options.

        The Company applied APB 25 and related Interpretations in accounting for its stock based compensation plans. No compensation expense was charged against income in 1997, 1996 and 1995. Had compensation cost for the Company's stock-based compensation plans been determined based on the fair value at the grant dates for awards under those plans consistent with the method of FASB Statement 123, the Company's pro-forma net loss and loss per share would have been as indicated below:

                                                                  1997                  1996                1995
                                                                    $                     $                   $
        Net income (loss)
           As reported                                          (22,320)               (9,944)              2,020
           Pro-forma                                            (22,391)              (10,549)             (3,792)

        Primary earnings (loss) per share
           As reported                                           (0.77)                (0.55)                0.14
           Pro-forma                                             (0.77)                (0.58)               (0.25)

        Fully-diluted earnings per share
           As reported                                              --                    --                 0.11
           Pro-forma                                                --                    --

        Weighted-average fair value of
           options granted                                         0.94                  0.55                2.31

DOMINION BRIDGE CORPORATION
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED SEPTEMBER 30, 1997 AND 1996
(AS RESTATED, SEE NOTE 19)
(ALL DOLLAR FIGURES ARE IN THOUSANDS OF U.S. DOLLARS UNLESS OTHERWISE INDICATED)
================================================================================



14.     RELATED PARTY TRANSACTIONS

        In 1995, the Company advanced $994 to a shareholder, Groupe Fidutech International Inc. Of this amount, $577 was repaid during the year ended September 30, 1995 and the balance of $417 was repaid in December 1995.

15.     COMMITMENTS AND CONTINGENCIES

        The Company leases office and warehouse space under non-cancellable operating leases. Future minimum lease payments under all non-cancellable leases for the five years subsequent to September 30, 1997 consist of the following:

                                                         $
                         1998                            3,557
                         1999                            2,592
                         2000                            1,680
                         2001                            1,368
                         2002                              484

        Total rent expense for all operating leases amounted to $2,710, $1,580 and $976 for the years ended September 30, 1997, 1996 and 1995, respectively.

        In December 1996, the Company was notified that a class action shareholder complaint had been filed against the Company and certain of its executive officers. The complaint alleges that the defendants misled the investing public as to the quality and status of a number of contracts obtained by the Company as well as failed to disclose various inaccurate and misleading accounting practices. Management intends to vigorously defend this claim and believes the claim is without merit. As the outcome of this claim is indeterminable, no provision has been recorded in the consolidated financial statements.

        In May 1997, the "Committee to Revitalize Dominion Bridge Corporation" (the "Committee") commenced a lawsuit against the Company seeking a declaration that it should be permitted to solicit written consents from the Company's stockholders. The claim seeks injunctive relief but no material monetary damages. The Company subsequently filed a counterclaim seeking declaratory and injunctive relief against the Committee for its consent solicitation and monetary damages. Motions are pending before the courts with respect to the continuation of discovery on both the Committee's claim and the Company's counterclaim. As no monetary material damage has been claimed by the Committee, no provision has been recorded in the accounts.

        During 1995, the Company submitted a claim against a customer in the amount of CDN$10,700 in view of recovering substantial cost increases pertaining to the design, manufacture and delivery of major infrastructure assets. In 1997, the counterparty submitted a claim against the Company in the amount of CDN$50,000. Management and legal counsel believe that this claim is without merit. Arbitration of the Company's claim and the customer's counterclaim is expected to begin in early 1998 and a decision is expected in April 1998. As it is impossible to determine the outcome of these claims, no provisions have been made in the accounts and no gain has been recognized.

DOMINION BRIDGE CORPORATION
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED SEPTEMBER 30, 1997 AND 1996
(AS RESTATED, SEE NOTE 19)
(ALL DOLLAR FIGURES ARE IN THOUSANDS OF U.S. DOLLARS UNLESS OTHERWISE INDICATED)
================================================================================



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

        The Company has guaranteed $5,000 of a subsidiary debt. At September 30, 1997, the subsidiary had sufficient assets to meet such obligations.

        A subsidiary of the Company has guaranteed 49% of the debt of an equity investee. The debt of the equity investee is Aus$4,893. Accordingly, Aus$2,398 is guaranteed by the Company's subsidiary. At September 30, 1997, the equity investee has sufficient assets to meet such obligations.

        Certain subsidiaries of the Company are contingently liable for letters of credit, commitments and performance guarantees arising in the ordinary course of business.

        In connection with the acquisition of IDI, the Company agreed to make CDN$45 million in capital additions pursuant to a three-year revitalization plan. This investment is on a best efforts basis and is subject to financial market conditions and the general conditions in the chosen industrial markets contemplated in the revitalization plan.

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

16.     FINANCIAL INSTRUMENTS

        Concentration of credit risk

        Concentrations of credit risk with respect to trade, holdbacks and other receivables are limited due to the large number of customers comprising the Company's customer base and their dispersion across many different industries and geographic locations. The Company does not require collateral from its customers. At September 30, 1997 and 1996, the Company had no significant concentrations of credit risk.

        Interest rate risk

        As at September 30, 1997, the Company was not exposed to interest rate risk as most of its debt was at fixed interest rates. (See Note 20 - Subsequent event).

        Fair value of financial instruments

        The following methods and assumptions were used by the Company in estimating its fair value disclosures for financial instruments:

        Cash and bank indebtedness

        The carrying amounts reported in the balance sheet for cash and bank indebtedness approximate their fair value.

DOMINION BRIDGE CORPORATION
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED SEPTEMBER 30, 1997 AND 1996
(AS RESTATED, SEE NOTE 19)
(ALL DOLLAR FIGURES ARE IN THOUSANDS OF U.S. DOLLARS UNLESS OTHERWISE INDICATED)
================================================================================



16.     FINANCIAL INSTRUMENTS (CONT'D)

        Accounts receivable and accounts payable

        The carrying amounts reported in the balance sheets for accounts receivable and accounts payable approximate their fair value.

        Term loan

        The carrying amount reported in the balance sheets approximates its fair value.

        Customer advances on construction  contracts

        The carrying amount reported in the balance sheet approximates its fair value.

        Other long-term liabilities

        The other long-term liabilities presented in the balance sheet are comprised of amounts accrued by a subsidiary for long service leave, annual leave and sick leave, and other amounts due after September 30, 1997. The carrying amounts reported in the balance sheet approximate their fair value.

        The carrying amounts and fair values of the Company's financial instruments at September 30, 1997 are as follows:

                                                                1997                                 1996
                                                 ---------------------------------    --------------------------------
                                                     CARRYING             FAIR            Carrying            Fair
                                                     AMOUNTS             VALUE            amounts            value
----------------------------------------------------------------------------------------------------------------------
                                                          $                $                  $                $
        Cash                                            9,021            9,021             26,231           26,231
        Accounts receivable                           107,956          107,956            126,911          126,911
        Assets of business transferred
           under contractual arrangements                 --               --               3,847            3,847
        Bank indebtedness                               7,165            7,165              5,624            5,624
        Term loan                                      15,000           15,000             30,000           30,000
        Accounts payable and accrued expenses         132,010          132,010            119,839          119,839
        Customer advances on construction
           contracts                                    8,447            8,447             16,166           16,166
        Other long-term liabilities                     1,459            1,459              2,076            2,076
        Obligations under capital leases               13,141           13,141              5,953            5,953

17.     COMPARATIVE FIGURES

        Certain comparatives figures have been reclassified in order to conform with the presentation adopted in the current year.

DOMINION BRIDGE CORPORATION
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED SEPTEMBER 30, 1997 AND 1996
(AS RESTATED, SEE NOTE 19)
(ALL DOLLAR FIGURES ARE IN THOUSANDS OF U.S. DOLLARS UNLESS OTHERWISE INDICATED)
================================================================================



18.     BUSINESS SEGMENTS

        The Company operates in the following industry segments:

        Construction products and services - Design, engineering and construction of large industrial and commercial structures and construction services.

        Fasteners - Design and manufacturing of speciality fasteners.

        Ship building, repair, design and engineering.

                                         CONSTRUCTION
                                           PRODUCTS                                SHIP BUILDING
                                         AND SERVICES           FASTENERS            AND REPAIR            TOTAL
                                              $                     $                    $                   $
        -------------------------------------------------------------------------------------------------------------------
        1997
        Assets(1)                          219,694                3,519               16,960              240,173
        ===================================================================================================================

        Sales                              513,409                4,096               50,073              567,578
        ===================================================================================================================

        Segment operating income
           (loss)                           (2,433)                (921)               2,333               (1,021)
           Gain on disposal of
               subsidiary shares                                                                            1,342
           Corporate expenses                                                                             (11,915)
           Interest expense, net                                                                           (5,215)
           Provision for impairment of
               an investment (Note 3 vi)                                                                   (3,847)
           Other income                                                                                     4,166
           Income from operations
               of joint ventures                                                                            1,180
           Income taxes                                                                                    (4,383)
        Minority interest - common stock                                                                   (2,627)
        -------------------------------------------------------------------------------------------------------------------
        Net loss                                                                                          (22,320)
        ===================================================================================================================

        Capital expenditures                23,505                    -                3,842               27,347
        ===================================================================================================================

        Depreciation and amortization       10,561                  328                   91               10,980
        ===================================================================================================================




(1) Assets exclude $2,591, $7,405 and $11,496 of corporate amounts in 1997, 1996 and 1995, respectively.

DOMINION BRIDGE CORPORATION
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED SEPTEMBER 30, 1997 AND 1996
(AS RESTATED, SEE NOTE 19)
(ALL DOLLAR FIGURES ARE IN THOUSANDS OF U.S. DOLLARS UNLESS OTHERWISE INDICATED)
================================================================================



18.      BUSINESS SEGMENTS (CONT'D)

                                       CONSTRUCTION
                                         PRODUCTS                                  SHIP BUILDING
                                       AND SERVICES           FASTENERS             AND REPAIR            TOTAL
                                             $                    $                      $                  $
                                                                                                       (restated,
                                                                                                      see Note 19)
        ------------------------------------------------------------------------------------------------------------
        1996

        Assets(1)                          224,912                4,275               28,655              257,842
        ============================================================================================================

        Sales                              336,599                4,296               21,729              362,624
        ============================================================================================================

        Segment operating income (loss)      2,611               (1,467)                (131)               1,013
           Corporate expenses                                                                              (5,030)
           Interest expense, net                                                                           (2,104)
           Other income                                                                                     1,134
           Income from operations
               of joint ventures                                                                            2,189
           Income taxes                                                                                      (574)
        Minority interest
           - common stock                                                                                  (1,667)
        Minority interest
           - dividends on preferred shares                                                                   (645)
           - deemed dividends on
             conversion of subsidiary
             preferred shares                                                                              (4,260)
        ------------------------------------------------------------------------------------------------------------
        Net loss                                                                                           (9,944)
        ============================================================================================================

        Capital expenditures                11,781                  --                   428               12,209
        ============================================================================================================

        Depreciation and amortization        6,476                  327                   22                6,825
        ============================================================================================================

-----------------

(1) Assets exclude $2,591, $7,405 and $11,496 of corporate amounts in 1997, 1996 and 1995, respectively.

DOMINION BRIDGE CORPORATION
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED SEPTEMBER 30, 1997 AND 1996
(AS RESTATED, SEE NOTE 19)
(ALL DOLLAR FIGURES ARE IN THOUSANDS OF U.S. DOLLARS UNLESS OTHERWISE INDICATED)
================================================================================



18.      BUSINESS SEGMENTS (CONT'D)

                                         CONSTRUCTION
                                           PRODUCTS                                  SHIP BUILDING
                                         AND SERVICES           FASTENERS             AND REPAIR            TOTAL
                                               $                    $                      $                  $
        --------------------------------------------------------------------------------------------------------------

        1995

        Assets(1)                           79,400                5,503                   --               84,903
        ==============================================================================================================

        Sales                              150,996                4,754                   --              155,750
        ==============================================================================================================

        Segment operating income
           (loss)                            3,246               (1,316)                  --                1,930
           Corporate expenses                                                                              (1,020)
           Interest expense, net                                                                             (406)
           Other income                                                                                     1,236
           Income from operations
               of joint venture                                                                             2,165
           Income taxes                                                                                    (1,693)
        Minority interest - common stock                                                                     (122)
        Minority interest - dividends on
                            preferred shares                                                                  (70)
        --------------------------------------------------------------------------------------------------------------
        Net income                                                                                          2,020
        ==============================================================================================================

        Capital expenditures                   244                    8                   --                  252
        ==============================================================================================================

        Depreciation and amortization        2,687                  378                   --                3,065
        ==============================================================================================================

---------------

(1) Assets exclude $2,591, $7,405 and $11,496 of corporate amounts in 1997, 1996 and 1995, respectively.

DOMINION BRIDGE CORPORATION
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED SEPTEMBER 30, 1997 AND 1996
(AS RESTATED, SEE NOTE 19)
(ALL DOLLAR FIGURES ARE IN THOUSANDS OF U.S. DOLLARS UNLESS OTHERWISE INDICATED)
================================================================================



18.     BUSINESS SEGMENTS (CONT'D)

        GEOGRAPHIC SEGMENTS

                                                                                     AUSTRALIA
                                            UNITED                                      AND
                                            STATES             CANADA                S.E. ASIA            TOTAL
                                               $                  $                      $                  $
        ------------------------------------------------------------------------------------------------------------------

        1997

        Assets(1)                            3,519              103,917              132,737              240,173
        ==============================================================================================================

        Sales                                4,096              267,859              295,623              567,578
        ==============================================================================================================

        Segment operating income (loss)     (2,009)              (9,898)              10,886               (1,021)
        ==============================================================================================================

        1996

        Assets(1)                            4,275              119,064              134,503              257,842
        ==============================================================================================================

        Sales                                4,296              222,805              135,523              362,624
        ==============================================================================================================

        Segment operating income (loss)     (1,467)              (4,189)               6,669                1,013
        ==============================================================================================================

        1995

        Assets(1)                            5,503               79,400                  --                84,903
        ==============================================================================================================

        Sales                                4,754              150,996                  --               155,750
        ==============================================================================================================

        Segment operating income (loss)     (1,316)               3,246                  --                 1,930
        ==============================================================================================================

----------

(1) Assets exclude $2,591, $7,405, and $11,496 of corporate amounts in 1997, 1996 and 1995, respectively.

DOMINION BRIDGE CORPORATION
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED SEPTEMBER 30, 1997 AND 1996
(AS RESTATED, SEE NOTE 19)
(ALL DOLLAR FIGURES ARE IN THOUSANDS OF U.S. DOLLARS UNLESS OTHERWISE INDICATED)
================================================================================



19.     RESTATEMENT

        Subsequent to the issuance of fiscal 1996 financial statements, management determined that its accounting treatment for the issuance of the TCI convertible preferred shares did not reflect the dividend imbedded in the preferred shares' conversion feature in accordance with the view of the Securities and Exchange Commission. Accordingly, the Company's fiscal 1996 financial statements have been restated to reflect this imbedded dividend. A summary of the effects of this restatement is as follows:

                                                                                   As previously             As
                                                                                     reported             restated
        ---------------------------------------------------------------------------------------------------------------
                                                                                        $                     $

        For the year ended September 30, 1996
           - Net loss                                                                  5,684                9,944
           - Primary loss per share                                                     0.31                 0.55

        As at September 30, 1996
           - Minority interest                                                        17,546               18,783
           - Additional paid-in capital                                               57,601               60,624


20.     SUBSEQUENT EVENT

        Financing arrangements

        On September 26, 1997, with effect on October 8, 1997, the Company entered into an agreement with a syndicate of bankers which provides the Company with a $40 million revolving credit facility, of which $37.4 million was outstanding at December 16, 1997. The agreement is for an original term of three years and shall be automatically renewed for successive terms of one year unless terminated, under specific conditions by the Company or its lenders. The facility bears interest at prime plus 3% and is secured by substantially all assets of the Company's North American operations and the shares of MDC owned by the Company. The agreement provides for various covenants including but not restricted to the maintenance of certain financial ratios, such as minimum shareholders' equity, minimum working capital and total liabilities to EBITDA, limitation on incurrence of indebtedness, payment of dividends, capital expenditures and the sale of assets. The new facility will be used to retire existing debt and for general corporate purposes.

        Although the loan was disbursed in October 1997, minimum shareholders' equity covenant which was effective as at September 30, 1997 was not met at September 30, 1997. The Company has negotiated waivers for this covenant at September 30, 1997 and December 31, 1997. The Company is currently negotiating a waiver of or a revision to the covenants on its loan for the remainder of fiscal 1998.


21.     SUBSEQUENT EVENT -- JANUARY 16, 1998

        On January 16, 1998, the Company received two offers from potential investors. One offer calls for the purchase of treasury shares for a minimum of $16 million while the second offer involves a working capital loan combined with the purchase of all outstanding common stock of the Company. These offers are subject to approval by the Board of Directors of the Company and by the shareholders of the Company, as appropriate. A meeting of the Board of Directors will be held no later than January 23, 1998 to review these and any other offers which may be received, and to make recommendations to the shareholders. The proposals are also subject to certain conditions and regulatory approvals.

                           DOMINION BRIDGE CORPORATION

                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                  [DOLLAR AMOUNTS IN THOUSANDS OF U.S. DOLLARS]


YEARS ENDED SEPTEMBER 30, 1997, 1996 AND 1995

----------------------------------------------------------------------------------------------------------------------------------
                                                                          ADDITIONAL                  CUMULATIVE
                                                             COMMON        PAID-IN                    TRANSLATION    SUBSCRIPTION
                                             SHARES       STOCK AMOUNT     CAPITAL        DEFICIT     ADJUSTMENT      RECEIVABLE
                                                               $              $              $             $               $
----------------------------------------------------------------------------------------------------------------------------------
Balance at September 30, 1996
    (as restated)                          24,722,188          25           60,624        (10,191)        (634)         (1,824)

Issuance of common stock upon
    conversion of Dominion Bridge,
    Inc. Class A preferred shares              50,334           1              103           --           --              --

Issuance of common stock upon
    exercise of options                     2,230,000           2            4,458           --           --              --

Issuance of common stock upon
    exercise of warrants                      150,000           1              299           --           --              --

Issuance of common stock upon
    conversion of TCI preferred
    shares                                  3,971,126           4            7,296           --           --              --

Deemed dividend upon conversion
    of TCI preferred shares                      --            --            1,237           --           --              --

Issuance of common stock for
    services rendered                         324,000           1              649           --           --              --

Share issue costs                                --            --             (137)          --           --              --

Translation adjustments, net of income
    taxes of nil                                 --            --             --             --         (4,195)           --

Net loss for the year                            --            --             --          (22,320)        --              --
----------------------------------------------------------------------------------------------------------------------------------
Balance at September 30, 1997              31,447,648          34           74,529        (32,511)      (4,829)         (1,824)
==================================================================================================================================



See accompanying notes

                           DOMINION BRIDGE CORPORATION

                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                  [DOLLAR AMOUNTS IN THOUSANDS OF U.S. DOLLARS]
                                    (CONT'D)

YEARS ENDED SEPTEMBER 30, 1997, 1996 AND 1995 (AS RESTATED, NOTE 19)

--------------------------------------------------------------------------------------------------------------------------------
                                                                           ADDITIONAL                 CUMULATIVE
                                                              COMMON        PAID-IN                  TRANSLATION    SUBSCRIPTION
                                               SHARES      STOCK AMOUNT     CAPITAL       DEFICIT     ADJUSTMENT     RECEIVABLE
                                                                $              $             $            $               $
--------------------------------------------------------------------------------------------------------------------------------
Balance at September 30, 1995                14,990,188         15           36,345         (874)         142          (1,885)

Issuance of common stock upon
    conversion of Dominion Bridge, Inc.
    Class A preferred shares                  1,000,000          1            2,854         --           --              --

Issuance of common stock upon
    conversion of TCI
    preferred shares                          7,994,606          8           16,837         --           --              --

Issuance of common stock upon
    exercise of warrants                        107,394         --              359         --           --              --

Issuance of common stock
    for services rendered                        30,000         --               85         --           --              --

Deemed dividend on TCI
    preferred shares                               --           --            3,023         --           --              --

Issuance of common stock for cash
    consideration                               600,000          1            2,618         --           --              --

Share issue costs                                  --           --           (1,497)        --           --              --

Translation adjustments, net of income
    taxes of nil                                   --           --             --           --           (776)           --

Settlement on acquisition of minority
    interest (Note 3 iv)                           --           --             --            627         --              --

Receipt of cash during the year                    --           --             --           --           --                61

Net loss for the year                              --           --             --         (9,944)        --              --
--------------------------------------------------------------------------------------------------------------------------------
Balance at September 30, 1996                24,722,188         25           60,624      (10,191)        (634)         (1,824)
================================================================================================================================


See accompanying notes

                           DOMINION BRIDGE CORPORATION

                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                  [DOLLAR AMOUNTS IN THOUSANDS OF U.S. DOLLARS]
                                    (CONT'D)

YEARS ENDED SEPTEMBER 30, 1997, 1996 AND 1995

--------------------------------------------------------------------------------------------------------------------------------
                                                                           ADDITIONAL                CUMULATIVE
                                                              COMMON        PAID-IN                 TRANSLATION    SUBSCRIPTION
                                               SHARES      STOCK AMOUNT     CAPITAL      DEFICIT     ADJUSTMENT     RECEIVABLE
                                                                $              $            $            $              $
--------------------------------------------------------------------------------------------------------------------------------
Balance at September 30, 1994                13,507,918         13           31,927      (1,860)       (342)         (1,885)

Issuance of common stock upon
    conversion of Dominion Bridge, Inc.
    Class A preferred shares                    643,200          1            2,848        --          --              --

Issuance of common stock upon
    conversion of Unimetric Corporation
    preferred shares                            409,207          1            1,149        --          --              --

Issuance of common stock upon
    exercise of warrants                        284,863         --              741        --          --              --

Issuance of common stock
    for services rendered                        45,000         --              170        --          --              --

Issuance of common stock
    issue expenses                               90,000         --             --          --          --              --

Issuance of common stock upon
    exercise of warrants                         10,000         --               16        --          --              --

Share issue costs                                  --           --             (506)       --          --              --

Settlement on acquisition of minority
    interest (Note 3 iv)                           --           --             --        (1,034)       --              --

Translation adjustments, net of income
    taxes of nil                                   --           --             --          --           484            --

Net loss for the year                              --           --             --         2,020        --              --
--------------------------------------------------------------------------------------------------------------------------------
Balance at September 30, 1995                14,990,188         15           36,345        (874)        142          (1,885)
================================================================================================================================


See accompanying notes

                          DOMINION BRIDGE CORPORATION
                       VALUATION AND QUALIFYING ACCOUNTS
                 Years Ended September 30, 1997, 1996 and 1995
                                 (In Thousands)

                                                       Additions
                                    Balance      ------------------------
                                      at        Charged to       Charged                  Balance
                                   beginning     costs and       to other       Deduc-    at end
Description                        of year        expenses       accounts       tions     of year
                                   ---------     ----------      --------       -----     -------
Year ended September 30, 1997
 Allowance for doubtful accounts
 (deducted from accounts
 receivable)                       1,504            234                         1,504 (1)    234
                                   =====          =====                         =====      =====

 Allowance for obsolescence
 (deducted from inventory)           nil            nil                           nil (2)    nil
                                   =====          =====                         =====      =====

Year ended September 30, 1996
 Allowance for doubtful accounts
 (deducted from accounts
 receivable)                       1,138          1,504                         1,138 (1)  1,504
                                   =====          =====                         =====      =====

 Allowance for obsolescence
 (deducted from inventory)           nil            nil                           nil (2)    nil
                                   =====          =====                         =====      =====

Year ended September 30, 1995
 Allowance for doubtful accounts
 (deducted from accounts
 receivable)                         477          1,138                           477 (1)  1,138
                                   =====          =====                         =====      =====

 Allowance for obsolescence
 (deducted from inventory)           nil            nil                           nil (2)    nil
                                   =====          =====                         =====      =====

(1) Accounts deemed to be uncollectible.
(2) Amounts impaired.

                                 EXHIBIT INDEX

Exhibit No.       Description
-----------       -----------

10.9 Credit Agreement dated September 12, 1997 among BNY, Groupe Cedar Canada Inc., the Company, DBI, Steen, Davie, Becker, Les Entrepreneurs Becker Inc., Cedar Group Australia Party Limited and MIL.

10.10 Letter of Credit Financing Supplement dated September 12, 1997 among BNY, Groupe Cedar Canada Inc., the Company, DBI, Steen, Davie, Cedar Groupe Australia PTY Limited, Becker, Les Entrepreneurs Becker Inc. and MIL.

10.11             Guarantee dated September 12, 1997 of the Company.

10.12 Hypothecation of Securities dated September 12, 1997 between BNY and the Company.

10.13 Hypothec on Movable Property dated September 12, 1997 between BNY and the Company.

11                Statement of Computation of Earnings Per Share.

23.1              Consent of Deloitte & Touche.

23.2              Consent of Ernst & Young.

27                Financial Data Schedule.