Form 10-Q
period 1997-12-31
DOMINION BRIDGE CORP
filed 1998-02-23
CIK 854859

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

[X]           QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

                FOR THE QUARTERLY PERIOD ENDED DECEMBER 31, 1997

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

                          (1) Yes  [X]    No  [ ]

                          (2) Yes  [X]    No  [ ]

       APPLICABLE ONLY TO REGISTRANTS INVOLVED IN BANKRUPTCY PROCEEDINGS
                           DURING THE PAST FIVE YEARS

Check whether the registrant has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court.

                          Yes   X            No
                              -----             -----

                     APPLICABLE ONLY TO CORPORATE ISSUERS:

The number of shares outstanding of the Registrant's sole class of common stock, as of February 17, 1998, is 31,447,648.

                           DOMINION BRIDGE CORPORATION

                                      INDEX

PART I   FINANCIAL INFORMATION*                                           PAGE
         ----------------------

         Item 1.   Consolidated Balance Sheets at December 31,
                   1997 (Unaudited) and September 30, 1997                 3

                   Consolidated Statements of Operations for
                   the Three Months ended December 31, 1997
                   and 1996 (Unaudited)                                    4

                   Consolidated Statements of Cash Flows for the
                   Three Months ended December 31, 1997
                   and 1996 (Unaudited)                                    5

                   Consolidated Statements of Stockholders' Equity
                   for the Three Months ended December 31, 1997
                   (Unaudited)                                             6

                   Notes to Consolidated Financial Statements              7

         Item 2.   Management's Discussion and
                   Analysis of Financial Condition and Results
                   of Operation                                            12

PART II  OTHER INFORMATION
         -----------------

         Item 1.   Legal Proceedings                                       17

         Item 2.   Changes in Securities                                   17

         Item 3.   Defaults Upon Senior Securities                         17

         Item 4.   Submission of Matters to a Vote
                   of Security Holders                                     17

         Item 5.   Other Information                                       17

         Item 6.   Exhibits and Reports on Form 8-K                        19


*The accompanying financial information at December 31, 1997 and the quarter then ended is unaudited.

                        PART I - FINANCIAL INFORMATION

                           DOMINION BRIDGE CORPORATION

                           CONSOLIDATED BALANCE SHEETS
                 AS AT DECEMBER 31, 1997 AND SEPTEMBER 30, 1997
              (IN THOUSANDS OF U.S. DOLLARS, EXCEPT SHARE AMOUNTS)


                                                                       DECEMBER 31    SEPTEMBER 30
                                                                      ------------    ------------
                                                                          1997            1997
                                                                      ------------    ------------
                                                                            $               $

ASSETS                                                                 UNAUDITED         AUDITED
CURRENT ASSETS
    Cash                                                                     4,876           9,021
    Accounts receivable, net                                                98,582         107,956
    Inventories                                                             46,885          47,621
    Prepaid expenses and other current assets                               10,336           5,862
                                                                      ------------    ------------
    TOTAL CURRENT ASSETS                                                   160,679         170,460
                                                                      ------------    ------------
    Property, plant and equipment, net                                      55,768          51,827
    Goodwill, net                                                            9,231           9,306
    Pension assets                                                           2,690           2,652
    Investments in unincorporated joint ventures                               270             996
    Other assets                                                            10,964           7,523
                                                                      ------------    ------------
    TOTAL ASSETS                                                           239,602         242,764
                                                                      ============    ============

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities
    Bank indebtedness (Note 4)                                               1,367           7,165
    Term loan (Note 4)                                                        --            15,000
    Accounts payable and accrued expenses                                  108,687         132,010
    Customer advances                                                        6,205           8,447
    Deferred income taxes                                                    2,565             805
    Current portion of obligations under capital leases                      1,864           3,778
                                                                      ------------    ------------
TOTAL CURRENT LIABILITIES                                                  120,688         167,205
                                                                      ------------    ------------
    Long term debt (Note 4)                                                 37,336            --
    Deferred income taxes                                                    5,746             492
    Accrued post-retirement benefits other than pensions                     1,472           1,791
    Obligations under capital leases                                         5,557           9,363
    Minority interest                                                       20,397          19,243
    Negative goodwill                                                        6,559           7,812
    Other long-term liabilities                                              6,214           1,459
                                                                      ============    ============
TOTAL LIABILITIES                                                          203,969         207,365

STOCKHOLDERS' EQUITY
    Preferred stock, $0.001 par value; 25,000,000 shares
       authorized, none issued                                                --              --
    Common stock, $0.001 par value; 50,000,000 shares
       authorized; issued and outstanding: 31,447,648 shares at
       September 30 and December 31, 1997                                       34              34
    Additional paid-in capital                                              74,529          74,529
    Deficit                                                                (35,147)        (32,511)
    Cumulative translation adjustment                                       (1,959)         (4,829)
                                                                      ------------    ------------
                                                                            37,457          37,223
    Subscription receivable                                                 (1,824)         (1,824)
                                                                      ------------    ------------
    TOTAL STOCKHOLDERS' EQUITY                                              35,633          35,399
                                                                      ------------    ------------
    TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                             239,602         242,764
                                                                      ============    ============


Commitments and contingencies (Note 5)
See accompanying notes

                           DOMINION BRIDGE CORPORATION

                      CONSOLIDATED STATEMENTS OF OPERATIONS
                  THREE MONTHS ENDED DECEMBER 31, 1997 AND 1996
              (IN THOUSANDS OF U.S. DOLLARS, EXCEPT PER SHARE DATA)


                                                                  1997               1996
                                                              -----------        -----------
                                                                   $     UNAUDITED    $


SALES                                                             113,933            124,804
                                                              -----------        -----------

Cost of sales                                                     100,330            112,475
Selling, general and administrative expenses                       13,676             12,321
                                                              -----------        -----------
                                                                  114,006            124,796
Income from operations of joint ventures                              687                215
                                                              -----------        -----------
Income (loss) from operations                                         614                223
Interest (expense) income, net                                     (1,540)            (1,389)
Other income                                                          604                947
                                                              -----------        -----------
Income (loss) before income taxes and minority interest              (322)              (219)
                                                              -----------        -----------

Income taxes (recovery)
        Current                                                     2,250                620
        Deferred                                                   (1,100)              --
                                                              -----------        -----------
                                                                    1,150                620
                                                              -----------        -----------
Income (loss) before minority interest                             (1,472)              (839)
Minority interest - common stock                                   (1,164)              (276)
                                                              -----------        -----------
NET (LOSS) INCOME                                                  (2,636)            (1,115)
                                                              ===========        ===========

Net income (loss) per common share and common
    share equivalents
        Primary                                                     (0.08)             (0.04)
        Fully diluted                                                --                 --
                                                              -----------        -----------

Weighted average number of common shares
    and common share equivalents outstanding
        Primary                                                31,447,648         27,454,931
        Fully diluted                                          31,572,648         29,057,311
                                                              -----------        -----------


See accompanying notes

                           DOMINION BRIDGE CORPORATION

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                  THREE MONTHS ENDED DECEMBER 31, 1997 AND 1996
                         (IN THOUSANDS OF U.S. DOLLARS)


                                                             1997           1996
                                                           -------        -------
                                                              $   UNAUDITED  $
CASH FLOW FROM OPERATING ACTIVITIES
Net (loss) income                                           (2,636)        (1,115)
Adjustments to reconcile net income to the
    cash provided by (used for) operating activities
        Minority interest in net income                      1,164            276
        Depreciation and amortization                        3,001          2,749
        Amortization of negative goodwill                   (1,253)          (668)
        Deferred income taxes                                7,014            598
        Deferred pension cost                                 --             (153)
        Income from operations of joint ventures              --             (215)
        Cash distributions from joint ventures                 726            960
        Decrease (Increase) in accounts receivable           9,374         28,152
        (Increase) Decrease in prepaid expenses
            and other assets                                (4,474)        (5,362)
        Decrease (increase) in inventories                     736        (17,240)
        (Decrease) increase in accounts payable            (23,323)        (9,254)
        (Decrease) increase in customer advances            (2,242)         8,350
        Other - net                                            (10)          (385)
                                                           -------        -------
Net cash provided by (used in) operating activities        (11,923)         6,693
                                                           -------        -------

CASH FLOW FROM INVESTING ACTIVITIES
Decrease (Increase) in short term deposits                                 (2,352)
Decrease (Increase) of pension asset                           (38)          --
Cash payment for purchase of equipment                      (6,687)        (3,295)
(Increase) in other assets                                  (3,441)        (1,875)
                                                           -------        -------
Net cash provided by (used for) investing activities       (10,346)        (7,522)
                                                           -------        -------

CASH FLOW FROM FINANCING ACTIVITIES
Term loan (Note 4)                                          37,336           --
(Repayment) issuance of term loan                          (15,000)          --
Accrued post retirement benefits
   other the pension                                          (319)          --
Proceeds from issuance of common stock                        --              104
Issue costs of subsidiary preferred shares                    --              (15)
(Decrease) in Bank indebtedness                             (5,798)        (3,915)
Other long-term liabilities                                  4,755           (697)
(Payment) Issue of capital lease obligations                (5,270)           944
                                                           -------        -------
Net cash provided by financing activities                   15,254         (3,579)
                                                           -------        -------
Effect of foreign exchange rate fluctuations on cash         2,870            (19)
                                                           -------        -------
Net change in cash                                          (4,145)        (4,427)
Cash, at beginning of period                                 9,021         26,231
                                                           -------        -------
CASH, AT END OF PERIOD                                       4,876         21,804
                                                           =======        =======

NON-CASH INVESTING AND FINANCING ACTIVITIES

Issuance of common stock on conversion of
    minority interest preferred shares                                      7,300

Purchase of preferred stock minority interest
    of subsidiaries                                                        (7,300)
                                                           -------        -------


See accompanying notes

                           DOMINION BRIDGE CORPORATION

                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
             THREE MONTH PERIOD ENDED DECEMBER 31, 1997 (UNAUDITED)
                  (DOLLAR AMOUNTS IN THOUSANDS OF U.S. DOLLARS)


                                                                        ADDITIONAL                 CUMULATIVE
                                                            COMMON        PAID-IN                  TRANSLATION    SUBSCRIPTION
                                              SHARES     STOCK AMOUNT     CAPITAL       DEFICIT     ADJUSTMENT      RECEIVABLE
                                                               $             $             $            $              $
                                           ------------  ------------  ------------  ------------  ------------   ------------

Balance at September 30, 1997                31,447,648            34        74,529       (32,511)       (4,829)        (1,824)

Translation adjustments, net of income
    taxes of nil                                   --            --            --            --           2,870           --

Net loss for the period                            --            --            --          (2,636)                        --
                                           ------------  ------------  ------------  ------------  ------------   ------------
Balance at December 31, 1997                 31,447,648            34        74,529       (35,147)       (1,959)        (1,824)
                                           ============  ============  ============  ============  ============   ============


See accompanying notes

                           DOMINION BRIDGE CORPORATION
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  (UNAUDITED)


1.      BASIS OF PRESENTATION
        The accompanying Condensed Consolidated Financial Statements include the consolidated accounts of Dominion Bridge Corporation, a Delaware corporation (the "Company"), and its subsidiaries. All significant inter-company accounts and transactions have been eliminated in the consolidation. All dollar amounts are presented in thousands of U.S. dollars, except per share data.

        The Condensed Consolidated Financial Statements do not include footnotes and certain financial information normally presented annually under generally accepted accounting principles and, therefore, should be read in conjunction with the Company's Annual Report on Form 10-K for the year ended September 30, 1997. Accounting measurements at interim dates inherently involve greater reliance on estimates than at year-end. The results of operations for the three months ended December 31, 1997 are not necessarily indicative of results that can be expected for the full year.

        The Condensed Consolidated Financial Statements included herein are unaudited, however, they contain all adjustments (consisting of normal recurring accruals) which, in the opinion of the Company, are necessary to present fairly its consolidated financial condition at December 31, 1997, its consolidated results of operations for the three months ended December 31, 1997 and 1996, its cash flows for the three months ended December 31, 1997 and 1996 and its consolidated statement of stockholders' equity for the three months ended December 31, 1997.

2.      NATURE OF OPERATIONS
        Dominion Bridge Corporation, a Delaware corporation with executive offices in Montreal, Canada, specializes in international engineering, infrastructure development and project management and ship building and repair.

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

        During the previous fiscal year, the Company disposed of a portion of its interest in McConnell Dowell Corporation Limited reducing its interest to 63% at September 30, 1997. These transactions result in the financial results of the 3 months ended December 31, 1997 including a larger minority interest than the comparative period for the 3 months ended December 31, 1996.


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

        Inventories

        Inventories consist principally of work in progress related to construction contracts which are stated at accumulated costs less amounts charged to income based on the percentage-of-completion of individual contracts. Work in process inventories, accounted for under the percentage-of-completion basis, are adjusted to reflect the lower of cost or net realizable value by accruing for any losses anticipated under such construction contracts as soon as such losses are identified. Raw materials consist principally of raw steel and supplies not held for resale and are stated at the lower of cost (first in, first out) or replacement cost (net realizable value). The policy of carrying these raw material inventories at the lower of cost and replacement cost reflects obsolescence or decline in market value of these inputs to the Company's end products. Finished goods comprise steel and steel hardware products held for sale and are stated at the lower of cost (first in, first out) or market (net realizable value).

        Investment in unincorporated joint ventures

        The Company's investment in unincorporated joint ventures is accounted for by the equity method whereby the investment is initially recorded at cost and the carrying value is adjusted thereafter to include the Company's pro rata share of earnings less drawings received.

        Property, plant and equipment

        Property, plant and equipment, including assets that were acquired under capital leases, are stated at cost. Maintenance and repairs are charged to expenses as incurred. When assets are sold or otherwise disposed of, the cost and related accumulated depreciation are removed from their respective accounts and the resulting gain or loss is reflected in current operations. Depreciation is computed on the straight-line method over the estimated useful lives of the assets, generally twenty years for machinery and equipment and forty years for buildings.

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

        Net income (loss) per share

        Primary net income (loss) per common share is computed by dividing the income applicable to common shares by the weighted average number of shares of common stock outstanding and common stock equivalents including the dilutive effect of options and warrants from the date of grant.

        Net income (loss) per common share on a fully diluted basis assumes that all convertible instruments were converted to common stock at the earlier of the beginning of each year or the date of issuance.

        Net loss per common share for the periods ending December 31, 1997 and 1996 is not presented on a fully-diluted basis as the existence of potentially dilutive options have an antidilutive effect on loss per common share.

        The loss per common share is computed by dividing net loss by the weighted average number of common shares outstanding.

4.      FINANCING ARRANGEMENTS
        On September 26, 1997, with effect on October 8, 1997, the Company entered into an agreement with a syndicate of bankers which provides the Company with a $40 million revolving credit facility, of which $37.4 million was outstanding at December 31, 1997. The agreement is for an original term of threes years and shall be automatically renewed for successive terms of one year unless terminated, under a specific condition by the Company or its Lenders. The facility bears interest at prime plus 3% and is secured by substantially all assets of the Company's North American operations and the shares of MDC owned by the Company. The Agreement provides for various covenants including but not restricted to the maintenance of certain financial ratios, such as minimum shareholders' equity, minimum working capital and total liabilities EBITDA, limitation on incurrence of indebtedness, payment of dividends, capital expenditures and the sale of assets. The facility was used to retire existing debt and for general corporate purposes.

        Although the loan was disbursed in October 1997, minimum shareholder's equity covenant which was effective as at September 30, 1997 was not met at September 30, 1997 and December 31, 1997. The Company has negotiated waivers for this covenant at September 30, 1997 and December 31, 1997. The Company is currently negotiating a waiver of or a revision to the covenants on its loan for the remainder of fiscal 1998.

        A subsidiary of the Company has entered into operating credit facilities totaling $6,200 bearing interest at variable rates. At December 31, 1997, $430 was outstanding under these facilities. Certain facilities have restrictions on their usage and are limited for use on specific projects.

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

        In May 1997, the "Committee to Revitalize Dominion Bridge Corporation" (the "Committee") commenced a law suit against the Company seeking a declaration that it should be permitted to solicit written consent from the Company's stockholders. The claim seeks injunctive relief but no material monetary damages. The Company subsequently filed a counterclaim seeking declaratory and injunctive relief against the Committee for its consent solicitation and monetary damages. Motions are pending before the courts with respect to the continuation of discovery on both the Committee's claim and the Company's counterclaim. As no monetary material damage has been claimed by the Committee, no provision has been recorded in the accounts.

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

        The Company has guaranteed $5,000 of a subsidiary debt. At December 31, 1997, the subsidiary had sufficient assets to meet such obligations.

        A subsidiary of the Company has guaranteed 49% of the debt of an equity investee. The debt of the equity investee is A $4,893. Accordingly, A $2,398 is guaranteed by the Company's subsidiary. At December 31, 1997, the equity investee has sufficient assets to meet such obligations.

        In connection with the acquisition of Davie Industries, the Company agreed to make CDN $45M in capital additions pursuant to a 3 year revitalization plan. This investment is on a best efforts basis and is subject to financial market conditions and the general conditions in the chosen industrial markets contemplated in the revitalization plan.

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

6.      COMPARATIVE FIGURES

        Certain comparatives figures have been reclassified to conform with the presentation adopted in 1997.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

         Except for historical information, the material contained in Management's Discussion and Analysis of Financial Condition and Results of Operations is forward-looking. For the purposes of the safe harbor provisions for forward-looking statements of the Private Securities Litigation Reform Act of 1995, readers are urged to review the Company's Annual Report on Form 10-K for the fiscal year ended September 30, 1997 for a list of certain important factors that may cause actual results to differ materially from those described below.

RESULTS OF OPERATIONS

         The following table provides selected financial information from the Company's Consolidated Statements of Operations stated as a percentage of revenues for the three months ended December 31, 1997 (the "Current Quarter") and the three months ended December 31,1996 (the "Comparable Quarter"). It will be referred to in the discussions that follow the table.


                                                3 MONTHS           3 MONTHS            3 MONTHS       3 MONTHS
                                                  ENDED              ENDED               ENDED          ENDED
                                              DEC 31, 1997       DEC 31, 1996        DEC 31, 1997   DEC 31, 1996

Sales                                            113,933            124,804              100.0         100.0
Cost of Sales (excluding depreciation)           (97,930)          (110,370)             (86.0)        (88.4)
Gross profit                                      16,003             14,434               14.0          11.6
Sales, general and administrative                (13,075)           (11,751)             (11.5)         (9.4)
Income from operations of joint venture              687                215                0.6           0.1
Other Income (expenses)                             (619)               353               (0.5)          0.3
Profit (loss) from operations (EBITDA)             2,996              3,251                2.6           2.6
EBITDA PER COMMON SHARE
   AND EQUIVALENT                                   0.09               0.11               --            --
Depreciation and amortization                     (1,778)            (2,081)              (1.6)         (1.7)
Profit (loss) before interest and
  taxes (EBIT)                                     1,213              1,170                1.1           0.9
EBIT PER COMMON SHARE AND
  EQUIVALENT                                        0.04               0.04               --            --
Interest income (expenses), net                   (1,540)            (1,389)              (1.4)         (1.1)
Income tax provision                              (1,150)              (620)              (1.0)         (0.5)
Net income (loss) before minority
  interest                                        (1,472)              (839)              (1.3)         (0.7)
Minority interest                                 (1,164)              (276)              (1.0)         (0.2)
NET INCOME (LOSS)                                 (2,636)            (1,115)              (2.3)         (0.9)
Net income (loss) per common share
  and common share equivalent
         Primary                                   (0.08)             (0.04)
         Fully diluted                              --                 --
Weighted average number of common
  shares and common share equivalent
  outstanding
         Primary                              31,447,648         27,454,931
         Fully diluted                        31,572,648         29,059,311

        Sales for the Current Quarter decreased 8.7% to $113.9 million as compared to $124.8 million in the Comparable Quarter. The $10.9 million total decrease in sales growth in the Current Quarter over the Comparable Quarter is principally attributable to the postponement of the startup of the offshore oil platforms to be fabricated at Davie Industries, Inc. ("Davie") and Dominion Bridge Inc. ("DBI"). The Company's North American operations were also adversely affected by uncertainties relating to the possible sale of the Company and a shortage of working capital. The Company's Australian subsidiary, McConnell Dowell Corporation Limited ("MDC") continued to perform well notwithstanding the difficult economic climate in the Asia/Pacific region.

        As of December 31, 1997, the Company's backlog, representing the uncompleted portions of construction and engineering contracts, was $512 million including $178 million for the work to be done on the platforms at Davie during 1998. Although the dollar amount of backlog is not necessarily indicative of the future earnings of the Company, the backlog represents business which is considered to be firm. However, there can be no assurance that cancellations or scope adjustments will not occur.

        The Company may be limited in competing for new business by its limited working capital and by its bonding capacity.

        The Company's Current Quarter gross profit margin increased to 14% from 11.6% in the Comparable Quarter. This increase reflects efforts undertaken by management during fiscal 1997 to increase profit margins including a reduction in redundant operations at DBI and Steen.

        Selling, general and administrative costs increased from $12.3 million or 9.9% of sales in the Comparable Quarter to $13.7 million or 12.0% of sales in the Current Quarter. This increase was due to expenses incurred in connection with (i) the process of enhancing stockholder value through the sale of the Company or obtaining a strategic investment partner; and (ii) the closing of a $40 million credit facility with a syndicate of banks led by BNY Financial Corporation-Canada (the "BNY Facility"). These expenses included extensive professional fees and related costs.

        Income from the operations of joint ventures represents (i) the Company's interest, through Steen, in the joint venture that is providing project construction management service and procurement services to the offshore drilling platform in the Hibernia oil field off the coast of Newfoundland; and
(ii) the sale of the Company's interest in a wind farm in Big Springs, Texas to York Research for $1.5 million, $750,000 of which is payable to the Company.

        Profit from operations (EBITDA) decreased slightly to $3.0 million in the Current Quarter from $3.3 million in the Comparable Quarter.

        The Company's net interest expense increased slightly from $1.4 million in the Comparable Quarter to $1.5 million in the Current Quarter. Interest expense incurred consisted of the interest cost and amortization of financing fees incurred in connection with the $40 million credit facility with BNY Financial Corporation. During the Comparable Quarter, the Company was a party to a $30 million facility with Bankers Trust Credit Corporation ("BTCC").

        The minority interest attributable to common stock of $1.2 million, and the increase of $0.9 million in the Current Quarter is attributable to the 37% of MDC not owned by the Company as opposed to the 22.6% not owned by the Company in the Comparable Quarter. As a result of the increase in interest expense associated with the Company's borrowings, income tax provisions and minority interest, the Company recorded a net loss of $2.6 million in the current Quarter as compared to a loss of $1.1 million in the Comparable Quarter.

        Exchange rates used in this discussion for the translation of financial results for the Current Quarter and the Comparable Quarter from Canadian to U.S. dollars were Cdn $1.00 equals US $.71, and US $.74, respectively and for the Australian dollar were A $1.00 equals US $.73 and US $.79, respectively. The cumulative currency translation loss which has been deferred as part of shareholders' equity was $4.8 million at September 30, 1997 and was reduced to $1.9 million at December 31, 1997.

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

        As of the fiscal year-end, the Company had a $30 million credit facility from BTCC, of which $15 million was outstanding as of September 30, 1997. This facility provided funding for the Company's acquisition of MDC. During the Current Quarter, the Company entered into the $40 million BNY Facility with a syndicate led by BNY Financial Corporation-Canada ("BNY"). The BNY Facility was used to pay off BTCC and to provide working capital for the Company's North American operation. The amount available to the Company under the BNY Facility is based upon a percentage of the value of certain eligible assets of the Company, including the MDC shares owned by the Company and the accounts receivable, inventory and property, plant and equipment of the North American operations. As a result of the decline in the value of the Australian dollar, which affects the amount the Company can borrow tied to the value of the Company's shares in MDC, the Company has limited availability under the BNY Facility.

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

        The BNY Facility contains various financial and other covenants including maintaining a minimum shareholders equity of $52 million as of September 30 and December 31, 1997. This covenant was not met as of these dates and constituted a technical default under the BNY Facility. The Company has negotiated and obtained waivers for these defaults. The Company is currently negotiating a waiver of or a revision to the shareholders equity and other covenants contained in the BNY Facility for the remainder of fiscal 1998. There can be no assurance that such negotiations will result in a waiver or revision of such covenants. The Company's failure to successfully negotiate such waiver or revisions would adversely affect the Company's ability to obtain necessary working capital and would have a material adverse effect on the continuing operations of the Company.

        During the Current Quarter, the Company's operations used cash in the amount of $11.9 million compared to generating cash in the amount of $6.7 million in the Comparable Quarter. The net use of cash from operations was attributable to the net operating loss and was increased by the $4.4 million increase in prepaid expenses and $22.3 million decrease in accounts payable. In its normal course of business, the Company may be investing in inventories and have amounts due from its customers that it cannot finance through customer advances and accounts payable. DBI, Steen and MDC were each committed to various infrastructure projects which were net users of cash at the previous year end.

        Since November 1997, Davie has been engaged in the upgrade of the Spirit of Columbus, an oil production platform. The Company has yet to obtain financing for this project and has been incurring costs on behalf of Davie. As of the date of this Report, Davie has received a portion of the progress payments for the work performed. In order to conserve limited working capital, the Company has determined to cut back on the scope of work authorized until such time as progress payments are received and financing is in place.

        To address the Company's working capital needs the Company issued Units consisting of Common Stock and Warrants to American Eco Corporation for gross proceeds of $5 million. See Part II, Item 5 for a description of the transaction. The Company is in discussions with American Eco Corporation regarding an additional $25 million credit facility which should be available, if at all, by the end of March, 1998. However, this credit facility is subject to a number of conditions, including negotiation of definitive agreements and obtaining required bank consents. There can be no assurances that this transaction will be completed.

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

         During the three month period ended December 31, 1997, the Company has not become a party to any material legal proceeding which requires reporting under this Item and to the Company's knowledge, no other material proceeding involving the Company is currently contemplated by any governmental authority.


         Other than as reported in Part I, Item 3 captioned "Legal Proceedings" of the Company's Annual Report on Form 10-K for the fiscal year ended September 30, 1997, the Company is not currently involved in any litigation or proceeding which is material, either individually or in the aggregate and other than as set forth below, during the three month period ended December 31, 1997, there have been no material developments in any of these matters.


ITEM 2. CHANGES IN SECURITIES

        As reported in the Company's Current Report on Form 8-K dated November 26, 1997 (the "Form 8-K"), the Company amended its Shareholder Rights Plan. The description of the Amendment to the Shareholder Rights Plan in the Form 8-K is incorporated herein by reference.


ITEM 3. DEFAULTS UPON SENIOR SECURITIES

        None.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

        None.

ITEM 5. OTHER INFORMATION

               On February 20, 1998, the Company entered into a Securities Purchase Agreement (the "Agreement") with American Eco Corporation ("American Eco"), a corporation organized under the laws of Ontario, Canada. The Agreement provided for the sale of 1,923,077 Units at $2.60 per Unit for an aggregate purchase price of $5,000,000. Each Unit consists of one (1) share of common stock, $.001 par value per share, of the Company and one tenth (1/10) of a Common Stock Purchase Warrant. Each full Warrant entitles American Eco to purchase one (1) additional share of Company common stock at $3.00 per share during the next three (3) years. The Agreement also provided for the appointment of Michael E. McGinnis, the President and Chief Executive Officer of American Eco, to the Company's Board of Directors and Executive Committee. The sale was effectuated as a private placement transaction pursuant to the exemption from the registration requirements of the Securities Act of 1933, as amended, provided by Section 4(2) thereunder. Legg Mason Wood Walker, Inc., the Company's financial advisor, is entitled to receive an advisory fee equal to 5 percent (5%) of the gross proceeds of this offering.

               The Company expects to utilize the proceeds from this placement for general working capital purposes. The Company entered into the Agreement with American Eco in connection with a letter of intent, also dated February 20, 1998 (the "Letter of Intent"). The Letter of Intent provides for (i) the placement described above; (ii) a $25,000,000 line of credit to be provided by American Eco to the Company (the "Line of Credit") not later than March 23 , 1998; (iii) concurrent with the provision of the Line of Credit, a management services agreement pursuant to which American Eco will provide executive management services to the Company; and (iv) American Eco's purchase of all of the issued and outstanding shares of common stock of the Company in exchange for convertible promissory notes of American Eco in the principal amount of $3.00 per share of the Company which are convertible into American Eco common stock at $15.00 per share. The Letter of Intent provides that the parties shall negotiate and execute definitive agreements regarding the acquisition transaction by no later than April 6, 1998.

        Except for the placement of the Units and the provisions of the Letter of Intent relating to confidentiality, non-solicitation of competing offers and fees which are payable to American Eco in the event the Company is acquired by someone other than American Eco, the Letter of Intent is non-binding. The transactions, other than the placement of the Units, are also subject to a number of conditions, including required regulatory and stockholder approvals. There can, therefore, be no assurance that the Company will be able to consummate the transactions with American Eco.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

        (a)     Exhibits

        Exhibit No.      Description
        -----------      -----------

        4 Amendment No. 1 to Rights Agreement, dated as of November 26, 1997 and effective to of November 26, 1997, between Dominion Bridge Corporation and Continental Stock Transfer & Trust Company. (Incorporated by reference to Exhibit 4.1 to the Company's report on Form 8-K dated November 26, 1997.)


        11      Statement Re: Computation of Per Share Earnings

        27      Financial Data Schedule


        (b)     Reports on Form 8-K

        Report on Form 8-K, dated November 26, 1997, reporting on the Amendment to the Shareholder Rights Plan.

                                   SIGNATURES

        Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Form 10-Q to be signed on its behalf by the undersigned, thereunto duly authorized.


DOMINION BRIDGE CORPORATION


By: /s/ Michel L. Marengere                            Dated:  February 23, 1998
   --------------------------------------
   Michel L. Marengere
   Chairman of the Board
   Chief Executive Officer
   (Principal Executive Officer)



By: /s/ Robert Chartier                                Dated:  February 23, 1998
   --------------------------------------
   Robert Chartier
   Vice President and Interim Chief
   Financial Officer
   (Principal Financial
   and Accounting Officer)

                                  EXHIBIT INDEX

Exhibit No.      Description
-----------      -----------

11               Statement Re: Computation of Per Share Earnings

27               Financial Data Schedule