Form 10-Q
period 1998-03-31
DOMINION BRIDGE CORP
filed 1998-05-20
CIK 854859

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-Q

[ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                 For the Quarterly Period Ended March 31, 1998

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

                             Yes   X       No _____

                     APPLICABLE ONLY TO CORPORATE ISSUERS:

The number of shares outstanding of the Registrant's sole class of common stock, as of May 20, 1998, is 33,370,725.

                          DOMINION BRIDGE CORPORATION

                                     INDEX

                                                                                          PAGE
                                                                                          -----
PART I      FINANCIAL INFORMATION*

            Item 1.     Consolidated Balance Sheets at March 31, 1998 (Unaudited) and
                        September 30, 1997                                                    3

                        Consolidated Statements of Operations for the Three Months
                        and Six  Months ended March 31, 1998 and 1997 (Unaudited)             4

                        Consolidated Statements of Cash Flows for the Six Months ended
                        March 31, 1998 and 1997 (Unaudited)                                   5

                        Consolidated Statements of Stockholders' Equity for the Six
                        Months ended March 31, 1998 (Unaudited)                               6

                        Notes to consolidated Financial Statements                            7

            Item 2.     Management's Discussion and Analysis of Financial Condition and
                        Results of Operation                                                 13

PART II     OTHER INFORMATION

            Item 1.     Legal Proceedings                                                    19

            Item 2.     Changes in Securities                                                19

            Item 3.     Defaults Upon Senior Securities                                      19

            Item 4.     Submission of Matters to a Vote of Security Holders                  19

            Item 5.     Other Information                                                    19

            Item 6.     Exhibits and Reports on Form 8-K                                     20

*The accompanying financial information at March 31, 1998 and the quarter and six months then ended is unaudited.

                         PART I - FINANCIAL INFORMATION

                          DOMINION BRIDGE CORPORATION

                          CONSOLIDATED BALANCE SHEETS
                  as at March 31, 1998 and September 30, 1997
              (in thousands of U.S. dollars, except share amounts)


                                                                    March 31        September 30
                                                                      1998              1997
                                                                   ---------       -------------
                                                                       $                 $
                                                                   Unaudited          Audited

ASSETS
CURRENT ASSETS
  Cash......................................................        20,830              9,021
  Accounts receivable, net..................................       100,721            107,956
  Inventories...............................................        49,629             47,621
  Prepaid expenses and other current assets.................         7,990              5,862
                                                                   -------            -------
  TOTAL CURRENT ASSETS......................................       179,170            170,460
                                                                   -------            -------
  Property, plant and equipment, net........................        56,412             51,827
  Goodwill..................................................         9,156              9,306
  Pension assets............................................         2,579              2,652
  Investments in unincorporated joint ventures..............             -                996
  Other assets..............................................         9,635              7,523
                                                                   -------            -------
  TOTAL ASSETS..............................................       256,952            242,764
                                                                   =======            =======

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities
  Bank indebtedness (Note 4)................................         4,451              7,165
  Term loan (Note 4)........................................             -             15,000
  Accounts payable and accrued expenses.....................       139,882            132,010
  Customer advances.........................................         8,374              8,447
  Deferred income taxes.....................................         2,441                805
  Current portion of obligations under capital leases.......         1,738              3,779
                                                                   -------            -------
TOTAL CURRENT LIABILITIES...................................       156,886            167,206
                                                                   -------            -------
  Long term debt (Note 4)...................................        35,218                  -
  Deferred income taxes.....................................         5,334                492
  Accrued post-retirement benefits other than pensions......         1,643              1,791
  Obligations under capital leases..........................         6,253              9,363
  Minority interest.........................................        20,705             19,243
  Negative goodwill.........................................         5,256              7,812
  Other long-term liabilities...............................         5,285              1,458
                                                                   -------            -------
TOTAL LIABILITIES...........................................       236,580            207,365
                                                                   -------            -------

STOCKHOLDERS' EQUITY
  Common Stock..............................................            36                 34
  Additional paid-in capital................................        79,525             74,529
  Deficit...................................................       (45,034)           (32,511)
  Cumulative translation adjustment.........................       (12,331)            (4,829)
                                                                   -------            -------
                                                                    22,196             37,223
  Subscription receivable...................................        (1,824)            (1,824)
                                                                   -------            -------
  TOTAL STOCKHOLDERS' EQUITY................................        20,372             35,399
                                                                   -------            -------
  TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY................       256,952            242,764
                                                                   =======            =======

Commitments and contingencies (Note 5)

See accompanying notes

                          DOMINION BRIDGE CORPORATION

                UNAUDITED CONSOLIDATED STATEMENTS OF OPERATIONS
                      Period ended March 31, 1998 and 1997
                         (in thousands of U.S. dollars)

                                                               THREE MONTHS ENDED                    SIX MONTHS ENDED
                                                          ---------------------------           --------------------------
                                                           March 31          March 31           March 31          March 31
                                                             1998              1997              1998               1997
                                                          ---------          --------           --------          --------
                                                              $                  $                  $                  $

Sales.............................................         123,785            132,732            237,719            257,536
                                                           -------            -------            -------            -------
Cost of sales.....................................         116,657            120,199            215,764            232,080
Selling, general and
administrative expenses...........................          14,375             14,949             28,051             27,268
                                                           -------            -------            -------            -------
                                                           131,032            135,148            243,815            259,348

Income from operations of a joint venture..........              -                268                  -                483
                                                           -------            -------            -------            -------
(Loss) income from operations.....................          (7,247)            (2,148)            (6,096)            (1,329)

Interest expense..................................          (2,877)            (1,530)            (4,418)            (2,919)
Other Income......................................           1,765              3,967              1,832              4,319
                                                           -------            -------            -------            -------
(Loss) before income
taxes; and minority Interest......................          (8,359)               289             (8,682)                71
                                                           -------            -------            -------            -------

Income taxes
Current...........................................             141               (529)            (2,108)            (1,149)
Deferred..........................................          (1,100)                 -                  -                  -
                                                           -------            -------            -------            -------
                                                              (959)              (529)            (2,108)            (1,149)
                                                           -------            -------            -------            -------
(Loss) Income before minority interest............          (9,318)              (240)           (10,790)            (1,078)

Minority interest-common stocks...................            (569)               (96)            (1,733)              (373)
                                                           -------            -------            -------            -------
Net (loss) Income.................................          (9,887)              (336)           (12,523)            (1,451)
                                                           =======            =======            =======            =======
Net income (loss) per
common share and
common share
equivalents
Primary...........................................           (0.31)              (0.01)            (0.40)             (0.05)
Fully diluted.....................................                                   -                 -                  -

Weighted average
number of common
shares and common
share equivalents
Primary...........................................      31,447,648         28,963,204         31,447,648         28,138,171
Fully diluted.....................................      31,447,648         28,963,204         31,447,648         28,893,818


                          DOMINION BRIDGE CORPORATION

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                    Six months ended March 31, 1998 and 1997
                         (in thousands of U.S. dollars)


                                                                         1998                  1997
                                                                     -----------           -----------
                                                                     $ Unaudited           $ Unaudited

Cash flow from operating activities
Net (loss) ..................................................           (12,523)              (1,451)
Adjustments to reconcile net income to the
  cash provided by (used for) operating activities
    Minority interest in net income..........................             1,733                  373
    Gain in disposal of subsidiaries common shares...........                 -               (3,000)
    Common stock issued for services.........................                 -                  553
    Depreciation and amortization............................             5,766                5,360
    Amortization of negative goodwill........................            (2,406)              (2,513)
    Deferred income taxes....................................             6,478                  995
    Deferred pension cost....................................                 -                 (121)
    Income from operations of a joint venture................                 -                 (483)
    Cash advance received from joint venture.................               996                1,637
    Decrease (Increase) in accounts receivable...............             7,235               25,544
    (Increase) in prepaid expenses an other
        assets...............................................            (2,128)              (3,676)
    Increase in inventories..................................            (2,008)             (13,226)
    (Decrease) increase in accounts payable..................             8,726              (17,099)
    (Decrease) increase in customer advances.................               (73)               7,021
    Other - net..............................................              (273)                 345
                                                                        -------              -------
Net cash provided by (used in) operating activities..........            11,523                  259
                                                                        -------              -------
Cash flow from investing activities
Increase in short term deposits..............................                 -               (6,255)
Proceeds on disposal of subsidiary common shares.............                 -               10,436
Decrease of pension asset....................................                73                    -
Cash payment for purchase of equipment.......................           (10,351)              (8,427)
(Increase) in other assets...................................            (2,112)              (3,310)
                                                                        -------              -------
Net cash provided by (used for) investing activities.........           (12,390)              (7,556)
                                                                        -------              -------
Cash flow from financing activities
Term loan (Note 4)...........................................            35,218                    -
(Repayment) issuance of term loan............................           (15,000)             (10,000)
Proceeds from issuance of common stock.......................             5,000                    -
Accrued post retirement benefits
   other the pension.........................................              (148)                   -
(Decrease) in bank indebtedness..............................            (2,714)              (4,151)
Other long-term liabilities..................................             3,827                1,728
Decrease) Increase in capital lease obligations..............            (5,151)                 502
Issue costs of subsidiary preferred shares...................                 -                    -
                                                                        -------              -------
Net cash provided by financing activities....................            21,032              (11,921)
                                                                        -------              -------
Effect of foreign exchange rate fluctuations on cash.........            (8,356)                 140
                                                                        -------              -------
Net change in cash...........................................            11,809              (19,078)
Cash, at beginning of period.................................             9,021               26,231
                                                                        -------              -------
Cash, at end of period.......................................            20,830                7,153
                                                                        =======              =======
Non-cash investing and financing activities
Issuance of common stock on conversion of
  minority interest preferred shares.........................                 -                8,537
Purchase of preferred stock minority interest
  of subsidiaries............................................                 -               (8,537)

See accompanying notes

                          DOMINION BRIDGE CORPORATION

                Consolidated Statements of Stockholders' Equity
              Three month period ended March 31, 1998 (unaudited)
                 (dollar amounts in thousands of U.S. dollars)

                                                                    Additional                 Cumulative
                                                         Common      Paid-In                  Translation   Subscription
                                         Shares       Stock Amount   Capital      Deficit      Adjustment    Receivable
                                                           $            $            $             $             $
                                       ----------    ------------- ----------    ---------    -----------   ------------
Balance at September 30, 1997....     31,447,648           34        74,529      (32,511)      (4,829)       (1,824)

Translation adjustment, net
  income taxes of nil............              -            -             -            -        2,870             -

Net loss for the period..........              -            -             -       (2,636)           -             -
                                       ----------          --        ------      -------       ------        ------
Balance at December 31, 1997.....      31,447,648          34        74,529      (35,147)      (1,959)       (1,824)

Insurance of Common Stock for
  cost consideration.............       1,923,077           2         4,996

Translation adjustments,
  net of income taxes of nil.....               -           -             -            -      (10,372)            -

Net loss for the period..........               -           -             -       (9,887)                         -
                                       ----------          --        ------      -------      -------        ------
Balance at March 31, 1998........      33,370,725          36        79,525      (45,034)     (12,331)       (1,824)
                                       ==========          ==        ======      =======      =======        ======


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

     The Condensed Consolidated Financial Statements do not include footnotes and certain financial information normally presented annually under generally accepted accounting principles and, therefore, should be read in conjunction with the Company's Annual Report on Form 10-K for the year ended September 30, 1997. Accounting measurements at interim dates inherently involve greater reliance on estimates than at year-end. The results of operations for the six months ended March 31, 1998 are not necessarily indicative of results that can be expected for the full year.

     The Condensed Consolidated Financial Statements included herein are unaudited, however, they contain all adjustments (consisting of normal recurring accruals) which, in the opinion of the Company, are necessary to present fairly its consolidated financial condition at March 31, 1998, its consolidated results of operations for the three and six months ended March 31, 1998 and 1997, its cash flows for the three months ended March 31, 1998 and 1997 and its consolidated statement of stockholders' equity for the six months ended March 31, 1998.

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

     During the previous fiscal year, the Company disposed of a portion of its interest in McConnell Dowell Corporation Limited ("MDC") reducing its interest to 63% at September 30, 1997. These transactions result in the financial results of the six months ended March 31, 1998 including a larger minority interest than the comparative period for the six months ended March 31, 1997.

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

     Net loss per common share for the periods ending March 31, 1998 and 1997 is not presented on a fully-diluted basis as the existence of potentially dilutive options have an antidilutive effect on loss per common share.

     The loss per common share is computed by dividing net loss by the weighted average number of common shares outstanding.

4.   FINANCING ARRANGEMENTS

     On September 26, 1997, with effect on October 8, 1997, the Company entered into an agreement with a syndicate of bankers which provides the Company with a $40 million revolving credit facility, of which $35.2 million was outstanding at March 31, 1998. The agreement is for an original term of three years and shall be automatically renewed for successive terms of one year unless terminated, under specific conditions, by the Company or its Lenders. The facility bears interest at prime plus 3% and is secured by substantially all assets of the Company's North American operations and the shares of MDC owned by the Company. The Agreement provides for various covenants including but not restricted to the maintenance of certain financial ratios, such as minimum shareholders' equity, minimum working capital and total liabilities EBITDA, limitation on incurrence of indebtedness, payment of dividends, capital expenditures and the sale of assets. The facility was used to retire existing debt and for general corporate purposes.

     Minimum shareholder's equity covenant which was effective as at September 30, 1997 and thereafter was not met at September 30, 1997, December 31, 1997 or March 31, 1998. The Company has negotiated waivers for this covenant through and until March 31, 1998. The Company is currently negotiating a waiver of or a revision to the covenants on its loan for the remainder of fiscal 1998.

     A subsidiary of the Company has entered into operating credit facilities totaling $6.2 million bearing interest at variable rates. At March 31, 1998, $4.5 million was outstanding under these facilities. Certain facilities have restrictions on their usage and are limited for use on specific projects.

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

     During 1995, the Company submitted a Claim Notification Letter to a customer and issued invoices to another customer against which a cash advance of $2.1 million was applied. These amounts were originated with a view to recovering substantial cost increases pertaining to the design, manufacture and delivery of major infrastructure assets. The Company believes that the costs and expenses claimed are justified and has obtained a third party analysis as to the reasonability of its claim to the first customer. It has also received acknowledgment of the invoices issued to the second customer. During 1995, the value of these claims has been recognized in sales in the amount of $3.7 million. While management believes that the favorable outcome of these claims is probable, their resolution will involve further negotiation with the clients, or arbitration, and the ultimate realization may vary from the current estimates.

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

     The Company has guaranteed up to $5.0 million of a subsidiary debt. At March 31, 1998, the subsidiary had sufficient assets to meet such obligations.

     A subsidiary of the Company has guaranteed 49% of the debt of an equity investee. The debt of the equity investee is A $4.9 million. Accordingly, A $2,4 million is guaranteed by the Company's subsidiary. At March 31, 1998, the equity investee has sufficient assets to meet such obligations.

     In connection with the acquisition of Davie Industries, the Company agreed to make CDN $45M in capital additions pursuant to a three year revitalization plan. This investment is on a best efforts basis and is subject to financial market conditions and the general conditions in the chosen industrial markets contemplated in the revitalization plan.

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

6.   SUBSEQUENT EVENTS

     In May 1998 the Company entered into a Management Arrangement with EIFH Holdings, Inc., (EIFH). Effective May 1, 1998, EIFH will provide management services to DBC in connection with its ongoing, day-to-day, operations including financing and administrative support services, marketing administration and support services, human resources management and overnight and administration of DBC's operating units. In return for services, DBC has agreed to pay EIFH a fee of $100,000 per month, and reimburse all reasonable out-of-pocket expenses and disbursements EIFH incurs in rendering such services. The term of the agreement is for six months cancellable by either party with 30 days notice.

     Subsequent to the end of the current quarter, the Company announced an agreement in principle to sell its entire interest in MDC to a third party for cash consideration of approximately $68 million. As of the date of this Report, there is no definitive agreement with respect to this transaction, which would also be subject to regulatory approval and other customary conditions. No accounting effect has been given to the proposed sale of the Company's investment in MDC.

     An affiliate of a principal stockholder, Lamar Investments, Inc. ("Lamar") has agreed to provide the Company with a credit facility in the principal amount of up to $10 million. In addition, former executive officers of Company (the "Executives") agreed to reinvest $4.8 million due them under certain settlement agreements into the Company on the same terms. These amounts were invested by Lamar and the Executives pursuant to the terms of a Credit Agreement ("Credit Agreement") by and among the Company, Lamar and an affiliate of the Executives, Wellgate International Ltd. ("Wellgate"). The Company is obligated to make monthly interest payments to Lamar and Wellgate based on the outstanding principal amount due under the Credit Agreement.

     Pursuant to the Credit Agreement, the Company issued a Convertible Revolving Note to Lamar in the principal amount of up to $10 million (the "Lamar Note") and a Convertible Term Note to Wellgate in the principal amount of $4.8 million (the "Executive Note" and together with the Lamar Note, the "Notes"). The Notes bear interest at the rate of 11.5%, are secured by a second priority perfected security interest in substantially all of the assets of the Company and are convertible into shares of Common Stock of the Company at $2.60 per share. The Company also issued warrants (the "Warrants") to purchase shares of Common Stock of the Company at $3.00 per share for a three (3) year period; 333,708 Warrants were issued to Wellgate and up to 1,668,536 Warrants will be issued to Lamar based on the amount of advances made under the Loan. As of May 11, 1998, approximately $7.55 million has been advanced by Lamar to the Company under the Credit Agreement.

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

RESULTS OF OPERATIONS

     GENERAL

     The following discussion relates to selected financial information from the Company's Consolidated Statements of Operations for the three months and six months ended March 31, 1998 (the "Current Quarter" and "Current Six Months," respectively) and the three and six months ended March 31, 1998 (the "Comparable Quarter" and "Comparable Six Months," respectively).

     THREE MONTHS ENDED MARCH 31, 1998 AND 1997

     Sales for the Current Quarter decreased 6.7% to $123.8 million as compared to $132.7 million in the Comparable Quarter. The $8.9 million total decrease in sales in the Current Quarter over the Comparable Quarter is principally attributable to the North American operations. The Company's North American operations consist of Dominion Bridge, Inc., Steen Contractors Ltd. and Davie Industries Inc. These units were adversely affected by uncertainties relating to the possible sale of the Company and a shortage of working capital. In addition, these operations were adversely affected by a suspension of the Company's bonding during a brief period due to the working capital shortage faced by the Company. Following the end of the quarter the Company underwent a change in its executive management and obtained a $10 million working capital facility from a principal stockholder of the Company, as described below under "Liquidity and Capital Resources." This working capital facility has temporarily addressed the working capital shortage and the Company is once again bidding for new work with its normal bonding line. The Company is in the process of formulating a restructuring plan which will provide a longer-term solution to the Company's working capital requirements so that the Company can resume normal operations.

     The Company's Australian subsidiary, McConnell Dowell Corporation Limited ("MDC") continued to perform well notwithstanding the difficult economic climate in the Asia/Pacific region. Sales at MDC increased by 10.8% during the Current Quarter over the Comparable Quarter to $75.8 million.

     As of March 31, 1998, the backlog in the North American operations, representing the uncompleted portions of construction and engineering contracts, was 96.6 million. Not included within the backlog are three offshore drilling projects for the Company's Davie subsidiary which are subject to financing and bonding contingencies. The Company's management is in the process of attempting to finalize the bonding and financing and expect that these projects will commence by the end of the fiscal year, but there can be no assurances to this effect. Although the dollar amount of backlog is not necessarily indicative of the future earnings of the Company, the backlog represents business which is considered to be firm. However, there can be no assurance that cancellations or scope adjustments will not occur.

     The Company's Current Quarter gross profit margin decreased to 4.8% from 9.4% in the Comparable Quarter. This decrease reflects the relatively fixed direct costs in the North American operations being spread over lower revenues. Gross margin was also adversely impacted by the inability of the Company to purchase steel directly from manufacturers due to working capital restraints, leading to higher costs of purchasing steel and other raw material. The Company's new management is conducting a review of the North American operations to determine methods to increase the Company's operating margins.

     The accounting for the Company's construction operations are significantly affected by management estimates of project profitability. As a result of a re-evaluation of management estimates, during the quarter the Company wrote down approximately $4.1 million in the carrying value of work-in process, reflecting lower profit estimates.

     Selling, general and administrative costs in the Current Quarter remained relatively constant over the Comparable Quarter, but increased as a percentage of sales due to the lower revenue during the Current Quarter. As a result of fees and costs incurred in connection with the Company's recent change in control, the Company expects that its selling, general and administrative costs will experience a significant increase in the third quarter of fiscal 1998.

     The Company's net interest expense increased from $1.5 million in the Comparable Quarter to $2.9 million in the Current Quarter, reflecting greater loan balances under the Company's credit facility with a syndicate of lenders led by BNY Financial Corporation of Canada, an affiliate of Bank of New York ("BNY").

     The minority interest attributable to common stock of $569,000, and the increase of $473,000 in the Current Quarter, is attributable to the 37% of MDC not owned by the Company as opposed to the 22.6% not owned by the Company in the Comparable Quarter. As a result of the loss from operations, the increase in interest expense associated with the Company's borrowings, income tax provisions and minority interest, the Company recorded a net loss of $9.9 million in the Current Quarter as compared to a loss of $336,000 in the Comparable Quarter.

     Exchange rates used in this discussion for the translation of financial results for the Current Quarter and the Comparable Quarter from Canadian to U.S. dollars were Cdn $1.00 equals US $.70, and US $.74, respectively and for the Australian dollar were A $1.00 equals US $.67 and US $.78, respectively. The cumulative currency translation loss which has been deferred as part of shareholders' equity increased to $12.3 million at March 31, 1998 as compared to $4.8 million at September 30, 1997, reflecting continued weakness in the Asian currencies where MDC principally operates.

SIX MONTHS ENDED MARCH 31, 1998 AND 1997

     Sales in the Current Six Months were $237.7 million compared to $257.5 million, a 7.7% decline. This decline was likewise caused by a decrease in sales in the North American operations due to financing and bonding difficulties. MDC's sales in the Current Six Months increased to $145.8 million from $130.7 million in the Comparable Six Months.

     The gross profit margin declined to 8.2% from 9.9% in the Current Quarter, reflecting the decline in gross profit margin in the Current Quarter.

     The selling, general and administrative expenses during the Current Six Months were essentially flat, increasing by approximately $900,000, but as a percent of revenues increased at a greater rate due to the lower revenues.

     Exchange rates used in this discussion for the translation of financial results for the Current Six Months and the Comparable Six Months from Canadian to U.S. dollars were Cdn. $1.00 equals US $.72 and US $.74, respectively, and for the Australian dollar were A $1.00 equals US $.67 and US $.78, respectively.

     Notwithstanding the increase in the net loss during the Current Quarter, the Company's consolidated operations were essentially cash neutral, with an EBITDA for the six months of ($231,000).

LIQUIDITY AND CAPITAL RESOURCES

     The Company's principal sources of liquidity since the Company's reorganization have been proceeds from seller financing provided in connection with the Company's acquisitions and the private placement of debt and equity securities, bank financing and cash from operations. In addition, in connection with the Company's acquisition of Davie, the Company received $18.5 million in cash from SGF, to fund Davie's operating deficit and to modernize Davie's operating facilities.

     As of the fiscal year-end, the Company had a $30 million credit facility from BTCC, of which $15 million was outstanding as of September 30, 1997. This facility provided funding for the Company's acquisition of MDC. During the quarter ended December 31, 1997, the Company entered into $40 million credit facility (the "BNY Facility") with a syndicate led by BNY. The BNY Facility was used to pay off BTCC and to provide working capital for the Company's North American operation. The amount available to the Company under the BNY Facility is based upon a percentage of the value of certain eligible assets of the Company, including the MDC shares owned by the Company and the accounts receivable, inventory and property, plant and equipment of the North American operations. As a result of the decline in the value of the Australian dollar, which affects the amount the Company can borrow tied to the value of the Company's shares in MDC, the Company has limited availability under the BNY Facility.

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

     The BNY Facility contains various financial and other covenants including maintaining a minimum shareholders equity of $32 million as of September 30 and December 31, 1997. This covenant was not met as of these dates and thereafter and constituted a technical default under the BNY Facility. The Company has negotiated waivers for these defaults through March 31, 1998. The Company is currently negotiating a waiver of or a revision to the shareholders equity and other covenants contained in the BNY Facility for the remainder of fiscal 1998. There can be no assurance that such negotiations will result in a waiver or revision of such covenants. The Company's failure to successfully negotiate such waiver or revisions would adversely affect the Company's ability to obtain necessary working capital and would have a material adverse effect on the continuing operations of the Company.

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

     To address the Company's working capital needs the Company issued Units consisting of Common Stock and Warrants to American Eco Corporation for gross proceeds of $5 million and entered into a $10 million credit facility with Lamar Investments, Inc. ("Lamar"), an affiliate of a principal stockholder of the Company. Lamar has agreed to provide the Company with a credit facility in the principal amount of up to $10 million. In addition, former executive officers of Company (the "Executives") agreed to reinvest the $4.8 million due them under certain settlement agreements into the Company on the same terms. These obligations were invested by Lamar and the Executives pursuant to the terms of a Credit Agreement ("Credit Agreement") by and among the Company, Lamar and an affiliate of the Executines, Wellgate International Ltd. ("Wellgate"). The Company is obligated to make monthly interest payments to Lamar and Wellgate based on the outstanding principal amount due under the Credit Agreement.

     Pursuant to the Credit Agreement, the Company issued a Convertible Revolving Note to Lamar in the principal amount of up to $10 million (the "Lamar Note") and a Convertible Term Note to Wellgate in the principal amount of $4.8 million (the "Executive Note" and together with the Lamar Note, the "Notes"). The Notes bear interest at the rate of 11.5%, are secured by a second priority perfected security interest in substantially all of the assets of the Company and are convertible into shares of Common Stock of the Company at $2.60 per share. The Company also issued warrants (the "Warrants") to purchase shares of Common Stock of the Company at $3.00 per share for a three (3) year period; 333,708 Warrants were issued to Wellgate and up to 1,668,536 Warrants will be issued to Lamar based on the amount of advances made under the Loan. As of May 11, 1998, approximately $7.55 million has been advanced by Lamar to the Company under the Credit Agreement.

     As a result of the recent change in control, the Company retained the services of EIF Holdings, Inc. to conduct a review of the Company's operations. This review is intended to identify alternatives to restructure the Company to return it to profitability. As of the date of this Report, this review is continuing and no definitive recommendations have been made. The Company is exploring the possibility of a sale of its stake in MDC and recently announced an agreement in principle which would provide the Company with gross proceeds of $68 million, which would be used to retire debt and provide the Company with operating capital for its North American operations. However, as of the date of this Report there is no definitive agreement with respect to this transaction, which would also be subject to regulatory approvals and customary conditions. The Company also recently engaged a principal stockholder of the Company, Deere Park Equities LLC, to identify potential financing sources for the Company. There can be no assurances that the Company will be able to complete these transactions successfully or that the Company will be able to restructure its North American operations to return them to profitability.

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

     During the three month period ended March 31, 1998, the Company has not become a party to any material legal proceeding which requires reporting under this Item and to the Company's knowledge, no other material proceeding involving the Company is currently contemplated by any governmental authority.

     Other than as reported in Part I, Item 3 captioned "Legal Proceedings" of the Company's Annual Report on Form 10-K for the fiscal year ended September 30, 1997, the Company is not currently involved in any litigation or proceeding which is material, either individually or in the aggregate and other than as set forth below, as of the date of this report, there have been no material developments in any of these matters.

     On March 5, 1998 the United States District Court for the Eastern District of Pennsylvania in the case captioned Smith v. Dominion Bridge Corporation entered an order certifying as a class, investors who purchased shares of the Company's common stock through the NASDAQ between April 20, 1995 and May 18, 1996. The court also dismissed from the case those investors during the same period who purchased common stock through the Vancouver Stock Exchange.


ITEM 2.   CHANGES IN SECURITIES

     On April 28, 1998, the Company issued 2,002,224 Common Stock Purchase Warrants (the "Warrants") and Convertible Promissory Notes (the "Notes") in the aggregate principal amount of up to $14.8 million pursuant to an exemption from the registration requirements of the Securities Act of 1933, as amended, provided by Section 4(2) thereunder. This transaction is described in detail in the Company's Current Report on Form 8-K dated April 28, 1998 which is incorporated herein by reference.

     The Warrants are exercisable at $3.00 per share for a three (3) year period. The Notes bear interest at 11.5%, are secured by a second priority perfected security interest in substantially all of the Company's assets and mature on September 30, 1999. The principal amount due under the Notes is convertible at any time at the option of the holder thereof into shares of the Company's Common Stock at $2.60 per share.

     A Note in the principal amount of $4.8 million together with 333,708 Warrants were issued to Wellgate International, Ltd, an affiliate of certain former executive officers of the Company, representing payments owed by the Company to these former executives under certain settlement agreements. A Note in the principal amount of up to $10 million together with 1,668,536 Warrants were issued to Lamar Investments, Inc. ("Lamar"), an affiliate of Deere Park Equities, LLC, which is a principal stockholder of the Company, for cash proceeds. As of May 11, 1998, approximately $7.55 million has been advanced under this Note. The Company may be obligated to pay an advisory fee to its former financial advisor equal to 5% of the aggregate proceeds advanced by Lamar.

ITEM 3.   DEFAULTS UPON SENIOR SECURITIES

     None

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     The Company's 1998 Annual Meeting of Stockholders was adjourned to May 21, 1998. The results of the Annual Meeting of Stockholders will be reported under this Item in the Quarterly Report on Form 10-Q, for the fiscal quarter ending June 30, 1998.

ITEM 5.   OTHER INFORMATION


     None

ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K

          (a)  Exhibits


          Exhibit No.               Description
          -----------              ------------
          11                       Statement Re: Computation of Per Share Earnings

          27                       Financial Data Schedule.

          (b)  Reports on Form 8-K

     Report on Form 8-K, dated April 28, 1998, reporting on the a change in Control of the Company.

                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Form 10-Q to be signed on its behalf by the undersigned, thereunto duly authorized.


DOMINION BRIDGE CORPORATION


By: /s/ Allen S. Gerrard                   Dated:  May 20, 1998
   -----------------------------
   Allen S. Gerrard
   Chairman of the Board
   Chief Executive Officer
   (Principal Executive Officer)




By: /s/ Robert Chartier                    Dated:  May 20, 1998
   -----------------------------
   Robert Chartier
   Vice President and Interim Chief
   Financial Officer
   (Principal Financial
   and Accounting Officer)

                                 EXHIBIT INDEX


Exhibit No.                         Description
-----------                         -----------
11                                  Statement Re: Computation of Per Share Earnings

27                                  Financial Data Schedule.
